Form 10-Q
period 2011-11-30
PHARMA INVESTING NEWS, INC.
filed 2012-01-17
CIK 1520047

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________

FORM 10-Q

_____________

  X .   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2011

      .   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission File Number 333-174271

PHARMA INVESTING NEWS, INC.

(Exact name of registrant as specified in its charter)

Nevada	32-0337695
(State of incorporation)	(I.R.S. Employer Identification No.)

1810 East Sahara Ave

Suite 1571

Las Vegas, NV 89104

(Address of principal executive offices)

(702) 664-6555

(Registrant’s telephone number)

833 Seymour St., Unit 1008

Vancouver, B.C.

Canada, V5T 0A4

Phone:  (604) 563-8467

(Former address, if changed since last report)

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

As of January 11, 2012, there were 5,000,000 shares of the registrant’s $0.001 par value Common Stock issued and outstanding.

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

PART I - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

PHARMA INVESTING NEWS, INC.

(A Development Stage Company)

Financial Statements

For the Period Ended November 30, 2011

(unaudited)

Condensed Balance Sheets (unaudited)	4
Condensed Statements of Operations (unaudited)	5
Condensed Statements of Cash Flows (unaudited)	6
Notes to the Condensed Financial Statements (unaudited)	7

PHARMA INVESTING NEWS, INC.

(A Development Stage Company)

Condensed Balance Sheets

(Expressed in US dollars)

(unaudited)

	November 30, 2011 $	February 28, 2011 $

ASSETS

Cash	33	9,000

Total Assets	33	9,000

LIABILITIES

Current Liabilities

Accounts payable	17,071	5,000
Due to related parties	31,846	10,000

Total Liabilities	48,917	15,000

STOCKHOLDERS’ DEFICIT

Preferred Stock Authorized: 10,000,000 preferred shares with a par value of $0.001 per share Issued and outstanding: nil preferred shares	–	–

Common Stock Authorized: 290,000,000 common shares with a par value of $0.001 per share Issued and outstanding: 5,000,000 common shares	5,000	5,000

Additional paid-in capital	(5,000)	(5,000)

Accumulated deficit during the development stage	(48,884)	(6,000)

Total Stockholders’ Deficit	(48,884)	(6,000)

Total Liabilities and Stockholders’ Deficit	33	9,000

(The accompanying notes are an integral part of these financial statements)

PHARMA INVESTING NEWS, INC.

(A Development Stage Company)

Condensed Statements of Operations

(Expressed in US dollars)

(unaudited)

	For the Three Months Ended November 30, 2011 $	For the Nine Months Ended November 30, 2011 $	Accumulated from February 1, 2011 (date of inception) to November 30, 2011 $

Revenues	–	–	–

Operating Expenses

Consulting fees	–	5,000	5,000
General and administrative	2,388	4,891	5,891
Professional fees	1,409	32,993	37,993

Total Operating Expenses	3,797	42,884	48,884

Net Loss	(3,797)	(42,884)	(48,884)
Net Loss per Share – Basic and Diluted	(0.00)	(0.01)
Weighted Average Shares Outstanding – Basic and Diluted	5,000,000	5,000,000

(The accompanying notes are an integral part of these financial statements)

PHARMA INVESTING NEWS, INC.

(A Development Stage Company)

Condensed Statements of Cash Flows

(Expressed in US dollars)

(unaudited)

	For the Nine Months Ended November 30, 2011 $	Accumulated from February 1, 2011 (date of inception) to November 30, 2011 $

Operating Activities

Net loss for the period	(42,884)	(48,884)

Changes in operating assets and liabilities:

Accounts payable	12,071	17,071
Due to related parties	1,792	1,792

Net Cash Used In Operating Activities	(29,021)	(30,021)

Financing Activities

Proceeds from related party	20,054	30,054

Net Cash Provided by Financing Activities	20,054	30,054

Increase (Decrease) in Cash	(8,967)	33

Cash – Beginning of Period	9,000	–

Cash – End of Period	33	33

Supplemental Disclosures

Interest paid	–	–
Income tax paid	–	–

(The accompanying notes are an integral part of these financial statements)

PHARMA INVESTING NEWS, INC.

(A Development Stage Company)

Notes to the Condensed Financial Statements

(Expressed in US dollars)

(unaudited)

1.

Nature of Operations and Continuance of Business

Pharma Investing News, Inc. (the “Company”) was incorporated in the State of Nevada on February 1, 2011. The Company is a Development Stage Company, as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 915, Development Stage Entities.

Going Concern

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As of November 30, 2011, the Company has not recognized any revenue, and has a working capital deficit and an accumulated deficit of $48,884. The continuation of the Company as a going concern is dependent upon the continued financial support from its management, and its ability to identify future investment opportunities and obtain the necessary debt or equity financing, and generating profitable operations from the Company’s future operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.  These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position at November 30, 2011, and the results of its operations and cash flows for the three and nine month periods ended November 30, 2011. The results of operations for the period ended November 30, 2011 are not necessarily indicative of the results to be expected for future quarters or the full year.

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

PHARMA INVESTING NEWS, INC.

(A Development Stage Company)

Notes to the Condensed Financial Statements

(Expressed in US dollars)

(unaudited)

2.

Summary of Significant Accounting Policies (continued)

e)

Basic and Diluted Net Loss per Share

The Company computes net loss per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. For the periods presented, there were no outstanding potential common stock equivalents and therefore basic and diluted earnings per share result in the same figure.

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

The Company’s financial instruments consist principally of cash, accounts payable, and amounts due to related parties.  Pursuant to ASC 820, the fair value of our cash is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. We believe that the recorded values of all of our other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

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

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations

PHARMA INVESTING NEWS, INC.

(A Development Stage Company)

Notes to the Condensed Financial Statements

(Expressed in US dollars)

(unaudited)

3.

Related Party Transactions

As at November 30, 2011, the Company owes $31,846 (February 28, 2011 - $10,000 to the President and CEO of the Company.  Of the change of $21,846 during the period, $1,792 was attributable to expenses paid on behalf of the Company by the President, and $20,054 was attributable to cash additions to the President's note payable.  The amount owing is unsecured, non-interest bearing, and due on demand.

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

Results of Operations

For the three months ended November 30, 2011, the Company earned $nil of revenues and incurred $3,797 of operating expenses which included $2,388 of general expenditures relating to day-to-day operating costs, and $1,409 of professional fees relating to accounting and professional fees.

For the nine months ended November 30, 2011, the Company earned $nil of revenues and incurred $42,884 of operating expenses which included $4,891 of general expenditures relating to day-to-day operating costs, $5,000 of consulting fees, and $32,993 of professional fees relating to accounting and legal services pertaining to the Company’s S-1 registration process.

For the nine months ended November 30, 2011, the Company had a loss per share of $0.01.

Liquidity and Capital Resources

As at November 30, 2011, the Company had assets of $33 comprised of cash compared with $9,000 as at February 28, 2011.  The decrease in cash and total assets were attributed to the fact that the Company incurred general expenditures and had minimal financing from its President and Director of the Company.

As at November 30, 2011, the Company had liabilities of $48,917 compared with $15,000 in total liabilities as at February 28, 2011.  The increase in total liabilities is attributed to $21,846 in amounts owing to related parties for financing that was provided for the Company’s day-to-day operations, and an increase of $12,071 in accounts payable due to lack of sufficient cash flow to repay outstanding obligations.

As of November 30, 2011, the Company had a working capital deficit of $48,884 compared with a working capital deficit of $6,000 at February 28, 2011.  The increase in the working capital deficit was attributed to financing received from the President and Director of the Company to sustain operating costs incurred, which resulted in a higher working capital deficit amount as the amounts owing are due on demand and treated as a current liability.

Cashflows from Operating Activities

During the nine months ended November 30, 2011, the Company used cash of $29,021 for operating activities relating to operating costs incurred in the Company’s S-1 registration process and day-to-day operations as compared with $1,000 for incorporation and start-up costs for the period from February 8, 2011 (date of inception) to February 28, 2011.

Cashflows from Investing Activities

During the period from February 8, 2011 (date of inception) to November 30, 2011, the Company did not have any investing activities.

Cashflows from Financing Activities

During the nine months ended November 30, 2011, the Company received proceeds of $20,054 of financing from the President and Director of the Company which is unsecured, non-interest bearing, and due on demand.  During the period from February 8, 2011 (date of inception) to February 28, 2011, the Company received cash flow of $10,000 from financing activities relating to financing from a related party which is unsecured, non-interest bearing, and due on demand.

As at November 30, 2011, the Company has a going concern assumption as the Company has earned no revenue, has no certainty of earning revenues in the future, has a working capital deficit and an accumulated deficit of $48,884 since inception.

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

ITEM 4.

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of November 30, 2011, due to the material weaknesses resulting from the Board of Directors not currently having any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K, and controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements.

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

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

1.

Quarterly Issuances:

During the quarter, we did not issue any unregistered securities other than as previously disclosed.

2.

Subsequent Issuances:

Subsequent to the quarter, we did not issue any unregistered securities other than as previously disclosed.

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

PHARMA INVESTING NEWS, INC.
Dated: January 17, 2012	/s/ Robert Lawrence
By: ROBERT LAWRENCE
Its: President and CEO

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Dated: January 17, 2012	/s/ Robert Lawrence
By: Robert Lawrence Its: Director