Form 10-K
period 2012-02-29
PHARMA INVESTING NEWS, INC.
filed 2012-06-12
CIK 1520047

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

   X  .

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended February 29, 2012

      .

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ________ to ______

PHARMA INVESTING NEWS, INC.

(Exact name of registrant as specified in its charter)

Nevada	333-174271	32-0337695
(State or other jurisdiction	(Commission File Number)	(IRS Employer
of Incorporation)		Identification Number)

1810 East Sahara Ave Suite 1571 Las Vegas, NV 89104 (Address of principal executive offices)

(702) 664-6555
(Registrant’s Telephone Number)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes      . No   X  .

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes      . No   X  .

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes   X  . No      .

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

 (Not required) Yes   X  . No      .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.      .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	.	Accelerated filer	.
Non-accelerated filer	. (Do not check if a smaller reporting company)	Smaller reporting company	X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes      . No   X  .

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of February 29, 2012 was $nil based upon the price ($nil) at which the common stock was last sold as of the last business day of the most recently completed second fiscal quarter, multiplied by the approximate number of shares of common stock held by persons other than executive officers, directors and five percent stockholders of the registrant without conceding that any such person is an “affiliate” of the registrant for purposes of the federal securities laws.

As of June 6, 2012, there were 5,361,015 shares of the registrant’s $0.001 par value common stock issued and outstanding.

Documents incorporated by reference: None

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections. We may use words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “foresee,” “estimate” and variations of these words and similar expressions to identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted. These risks and uncertainties include the following:

•

The availability and adequacy of our cash flow to meet our requirements;

•

Economic, competitive, demographic, business and other conditions in our local and regional markets;

•

Changes or developments in laws, regulations or taxes in our industry;

•

Actions taken or omitted to be taken by third parties including our suppliers and competitors, as well as legislative, regulatory, judicial and other governmental authorities;

•

Competition in our industry;

•

The loss of or failure to obtain any license or permit necessary or desirable in the operation of our business;

•

Changes in our business strategy, capital improvements or development plans;

•

The availability of additional capital to support capital improvements and development; and

•

Other risks identified in this report and in our other filings with the Securities and Exchange Commission or the SEC.

This report should be read completely and with the understanding that actual future results may be materially different from what we expect.  The forward-looking statements included in this report are made as of the date of this report and should be evaluated with consideration of any changes occurring after the date of this Report.  We will not update forward-looking statements even though our situation may change in the future and we assume no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

Use of Term

Except as otherwise indicated by the context, references in this report to “Company”, “PHIN”, “we”, “us” and “our” are references to Pharma Investing News, Inc.  All references to “USD” or United States Dollars refer to the legal currency of the United States of America.

PART I

ITEM 1.

BUSINESS

Overview

Pharma Investing News, Inc. was incorporated in the State of Nevada on February 8, 2011. However, we commenced initial operations in July 2008 with the registration of our website domain pharmainvestingnews.com. These initial operations consisted of developing the website and establishing our marketing plan. We officially launched pharmainvestingnews.com in late 2008. Since that time, until we incorporated in 2011, we had been operating as an unincorporated entity, solely owned by our founder, Mr. Robert Lawrence.  Our corporate headquarters are located in Las Vegas, Nevada, and our telephone number is (702) 664-6555.

Pharma Investing News, Inc. is an internet-based company that provides advertising solutions to pharmaceutical and biotechnology companies. The goal of pharmainvestingnews.com is to provide an online community where pharmaceutical and biotechnology companies will be able to provide corporate updates and other information to the public. This service is free of charge to viewers and offers pharmaceutical and biotech companies the ability to showcase their businesses and build brand awareness. We intend to establish our website as a valuable resource for the pharmaceutical and biotechnology industries where the public will go to find the latest information relating to the industry, as a whole, as well as specific information about companies and new product details. We believe that we can position pharmainvestingnews.com to become an all-inclusive resource, allowing users to acquire in-depth analyses, detailed marketing information and current news on research and development and other trends within the pharmaceutical and biotech industries.

In order to set ourselves apart and establish pharmainvestingnews.com as the online resource for the latest news and developments in the pharmaceutical and biotechnology sectors, we believe that we have developed a business model that will allow the Company to generate revenue while offering a valuable service to both individuals and the industry alike.  For our current clients we assist in the development and management of marketing campaigns that are launched on pharmainvestingnews.com and other outlets across the internet. Our specifically designed marketing campaigns utilize, not only pharmainvestingnews.com, but we also offer a suite of services that allow our clients to take advantage of other online media channels. These marketing campaigns are designed to assist our clients with the promotion of their goods and services directly to the public. The goal of our advertising is to create brand awareness, not only for our clients, but for pharmainvestingnews.com. By establishing pharmainvestingnews.com as a trusted online resource we will be able to maximize our revenue while providing a service that benefits both the public and the pharmaceutical and biotechnology sectors alike.

Products and Services

Through our current website and anticipated future enhancements, it is our goal to provide both our clients and our viewers with a website with multi-level functionality that enables clients to showcase their businesses while enabling viewers to receive up-to-date information relating to our client’s current product offerings and general corporate updates, including our client’s performance in the capital markets.

PharmaInvestingNews.com for Clients

Since the creation of our business plan and the initial development of our website, it has been our goal to provide our clients with more than just a venue for static ad placements.  It is our goal to provide our clients with multi-level advertising solutions in which they are able to showcase all facets of their company. We offer different marketing packages based on our client’s needs and advertising needs and timeframes. The marketing campaigns that we’ve designed are offered in 3, 6 and 12 month terms, and we will enter into written agreements with clients who decide to use our services. Our pricing for our currently offered packages is as follows:

3 Months- $ 8,000

6 Months- $13,000

12 Months- $21,000

We currently offer the following services as part of our packages:

-

Homepage Features – As with most websites, the homepage of our website is the most viewed page; thus, all of our clients are listed on the homepage of our website. We also offer featured advertising spots on our homepage so that our clients, for an additional fee, may gain maximum exposure to potential viewers. We can track click-through ratios to prove to our clients that featured advertising spots on our homepage lead to more profile page (discussed below) views for our client’s respective company.

-

Profile Pages – Profile pages make up the bulk of our website.  Profile pages allow clients to showcase information about their company. Each of our advertising clients has a profile page to feature information such as: corporate history, product and research developments, news and events, featured articles, and stock information.

-

Corporate Video Production – We also offer corporate video production for our clients.  We can then upload the video to our website to further market our clients.  We can also provide our clients with a hard-copy of their video.

-

Ad-Stopper – Our most inclusive marketing package includes two uses of an ad-stopper, whereby the website will only run that particular Company’s advertisements for a full day.

Additional Services

We offer the following additional services as add-ons to our packages, but prices vary depending on the service provided:

-

Radio and Video Interviews – As with our video production capabilities, we can also create radio and video interviews for our clients.  We will interview clients in a question and answer format, based on material that the client would like to discuss and highlight. These interviews are then prepared for integration onto our website and/or given to the client for their use. Price is dependent on the time of year, air time, and interviewer used.

-

Social Media Campaigns – Social media, including Facebook, Twitter, Myspace, etc. is a growing marketing venue. We feel that it is necessary for our clients to develop a social media presence, so we offer our clients full social media campaigns in which we will manage all of their accounts. All- inclusive social media campaigns on a monthly basis are $1100 per month; however, if we have a client that signs up for 6 months we offer a 10% discount and for 12 months we offer a 15% discount.

-

Press Release Production – We are able to offer our clients assistance with the drafting and review of press releases. We charge $125 per hour for assisting with the drafting and reviewing of press releases.

-

Email Alerts – Based on the contract a client has with us, we will send out e-mail alerts for any subscribers of our website who opt-in to receive e-mail alerts. E-mail alerts include up to date news and events relevant to a client. We charge $2,500 per news release.

PharmaInvestingNews.com for Viewers

While we expect to generate most of our revenues from our advertising clients, the viewer and user statistics of our website will provide us with the ability to attract new clients. As with most Internet-based advertising companies, it is our plan to develop our website into a user-friendly informational platform where pharmaceutical and biotechnology companies can showcase their businesses and products through multi-dimensional campaigns to viewers searching for that particular information. Website viewers do not have to pay any fees to view our website and search for client information.

-

Profile Pages – Viewers are able to view our clients’ profile pages and see all facets of the client’s business; including: corporate history, news and events, stock information, all video and/or radio interviews, all press releases put out by the client, and more.

-

E-mail Subscription Capability – Viewers also have the opportunity to sign up for our e-mail newsletter free of charge. Our e-mail newsletters will be sent out to all of our subscribers as needed or requested by our clients.  As with most e-mail subscription newsletters, our subscribers always have the option to opt-out of the subscription to no longer receive our newsletters.

Infrastructure Platform

A stable network of servers and routers capable of handling high internet traffic and large database driven search features is required to support PharmaInvestingNews.com. The database and server infrastructure is outsourced to Hostway.com, (www.hostway.com). The Company has paid for a one-year hosting plan with Hostway.com. At the end of this the first one-year hosting package with Hostway.com, we plan to assess the traffic and usage of our website, and possibly upgrade our services.

Revenue Streams

Coupon Uploads: We will have software developed into the website wherein a small business can upload a coupon pertaining to a certain geographic area and category for a small fee, and pay for the upload directly through our website.  We anticipate that this will be the leading source of revenue for our Company.

Affiliate Marketing: By bringing buyers and sellers together to facilitate transactions, affiliate partner commissions are paid by online merchants.  When customers click on an advertisement on our website for a product they wish to purchase, the orders will be processed by the "affiliate” partner that then handles fulfillment of the customers’ orders.  In other words, TyphoonCoupons.com does not stock or ship any product that is advertised or purchased.  The customers’ orders are filled by the actual vendor and the Company receives a commission for driving the customer to the vendor. The Company will implement this Model into various areas of the website.

Advertising Model: We will charge companies to advertise their products to our website visitors, by means such as banner advertising, email campaigns and text message marketing.  This Model will be the least used by the Company, but will still be included in our marketing materials and remain an option to businesses.

Plan of Operations

Although we have recently undergone a website renovation, there are still many levels of functionality that we plan to incorporate into our website. Not only do we want to provide the information investors require in order to make an educated investment, we would like to grow into an online community. We would also like to help companies showcase their products. We are attempting to create a vital piece of communication which heretofore has been missing and we want to meet both the demands of our potential viewers and our clients as the main source of company information relating to the pharmaceutical and biotech industry.

Future Revenue Streams

-

Banner Impressions – We would like to implement banner advertising on our website. We would have advertisers enter into agreements pursuant to which they either pay a fixed fee per thousand banner impressions for a given time-period, usually ranging from a few weeks to one year, or a variable fee depending upon the number of clicks or leads provided to them through our website.

-

Pay-Per-Click advertising - To further supplement our income, we intend to implement Google AdSense within the pages of PharmaInvestingNews.com. Google AdSense is a free program that enables website publishers of all sizes to display relevant ads on their websites, and earn money. AdSense gives us access to Google's vast network of advertisers, and uses the content included in our website pages to produce ads that are suited to our audience's interests. Also, advertisers with Google can target our website based on demographics, vertical, geographic location, or URL. At any given time, Google will place the highest paying, most relevant advertisements into areas throughout our website, predetermined by us. When any viewer of our website clicks on an advertisement provided by AdSense, we receive money based on the advertisement bid. This method of online advertising is called Pay-Per-Click advertising. Daily reports are provided by Google to show information on how many viewers clicked on each advertisement, and how much revenue was generated by each advertisement.

-

Affiliate Advertising - Affiliate advertising (using one website to drive traffic to another) is also a form of online advertising, which is frequently overlooked by advertisers, yet we intend to have it integrated it into our website. Affiliates also play a significant role in e-retailers' marketing strategies. Most affiliate programs generally provide revenue sharing or cost per sale (CPS) as a compensation method. When visitors click on an ad from an affiliate advertiser they are directed to the advertiser’s website, then if the visitor purchases a product from the advertiser’s website, the affiliate receives a commission. Cost per sale advertising currently accounts for over 80 percent of online affiliate advertising.

Marketing Strategy

The anticipated marketing strategies discussed herein are for the sole purpose of enhancing our own Company and brand awareness. Even though we are in the industry of promoting other businesses and their products, it is our belief that we will have to develop a reputable name within our niche market in order to gain the attention of larger clients. For this reason, while we continue to promote our current clients and solicit to new clients, we plan to spend substantial funds on marketing our own Company through multiple venues.

Printed Marketing Materials –

Printed marketing materials for our current and future sales representatives will be a key element to growing our client base. We plan to seek out a graphic design company to develop marketing binders for our sales representatives that are eye-catching and contain all the information sales representatives will need to effectively promote and sell our services. We expect the initial cost of these marketing materials to be high because we will be working closely with a designer to create an image-rich portfolio that displays all that we have to offer our clients. However, once the initial design and layout of this portfolio is finished, the only costs involved with providing these marketing materials to our sales representatives are the fairly inexpensive costs of printing and assembling the binders.

Radio Advertising –

We plan to market our Company through investment radio programs and podcasts.  We believe that this will not only drive traffic to our website, but may also attract potential clients to our website.

In general, radio advertising costs are broken down into two components. In the first component, the radio advertising strategy is developed and the radio ads themselves are recorded. We plan to budget enough money to create two different advertising spots to test. This way, we can test both ads for an initial period, and choose the ad which performs the best as the control ad. At this point we plan to refine both the control ad and the media elements to maximize the performance of the ad. We will gauge the performance of the ad by the presence of increased traffic to our website and by viewer comments and posts to our website after each advertisement has run. If neither of the first two ads performs above the level that we set, we will have to create more test ads and present different appeals to achieve our desired outcome.

The second component of radio costs is the media budget. The media budget accounts for both preliminary testing and full roll out of our chosen ad. Initially, we will allocate a weekly testing budget, spent early in the campaign, which will focuses in on the strategic, creative, and media variables that could result in maximum profitability. When we do a test, it will run over a four week period. Typically, the budget is higher for the first week, and includes testing of two ads, each with half of the total budget. The second week is typically a lower expenditure. After week two, we will thoroughly analyze the results from week one to identify the variables to test next. In weeks three and four, we plan to continue testing with a slightly lowered budget range.

Once we have identified the most successful ad, we will use the roll-out portion of our radio budget. If an ad exceeds our performance expectations, we will continue with a full advertising campaign.

Google –

We anticipate spending a significant amount of advertising dollars with Google AdWords. We believe that Google AdWords will assist us in driving targeted traffic to our website and provide accurate and measurable website statistics to our advertising clients. Google AdWords puts us in complete control of our marketing spending. There is no minimum spending requirement, and the amount we spend is completely up to us.  We believe that our website is not worth anything to our clients unless we are able to drive targeted traffic to our website within our clients’ target market.

Yahoo! Finance –

Yahoo! Finance offers premium advertising, allowing for a wide range of creative options to engage the site’s audience in order to expand the vision, volume, and value of our brand. Yahoo! Finance will enable us to target high-volume, qualified audiences with Yahoo!’s various rich-media options. With a wide range of ad formats, including: streaming, expanding, floating, surveying, wrapping units, and more, Yahoo! can turn our advertisements into attention-grabbing ads that resonate with the right consumers.

We plan to purchase dynamic ad space through Yahoo! Finance, which is a part of Yahoo! Inc. We plan to produce dynamic ads that will appear at the top of every page included in that clients’ profile with Yahoo! Finance, when one of our advertising clients’ stock ticker symbol, or a similar company, is searched for on Yahoo! Finance, We plan to have our advertisements include keyword recognition wherein, when a certain ticker symbol is searched, that ticker symbol will automatically appear within our advertisement. In each case, if a viewer clicks on our advertisements, they will be redirected to our website, which will assist in driving traffic to our website, thereby increasing our market strength.

Facebook –

Facebook Ads are displayed in the right side column on Facebook pages in the ad space. Up to five ads may show at one time on any given page. A viewer will not see an ad running on Facebook unless that viewer is a member of the target audience that was selected for that specific ad. Additionally, even if a viewer is a member, that viewer is not guaranteed to see a specific client’s ad. Facebook allows advertisers to completely customize their advertisements by way of keywords, key demographics (including age, location and interests), as well as daily or monthly budgets.  Because Facebook ads are fully customizable, we plan to utilize their systems to drive targeted traffic to our website, thus providing our clients with relevant traffic. We plan to set a daily or monthly budget to advertise to a targeted market that will hopefully represent the niche market that our clients are trying to market their businesses to.

As with Google Adwords, our expenditures and keyword bids will depend on the amount of proceeds that we allocate to our various other marketing strategies. Because Facebook and Google AdWords are so customizable, we plan to start by allocating enough money to each to be able to beat other competitors’ bids on all relevant keywords. We plan to analyze the benefits of our expenditures from month to month, and reallocate marketing funds as needed.

Competition

We face intense competition in the Internet advertising market, generally, from other online advertising and direct marketing networks for a share of client advertising budgets. Although we believe we are attempting to penetrate a niche market, we expect that this competition will continue to intensify in the future as a result of industry consolidation, the maturation of the industry and relatively low barriers to enter into the online advertising sector.  Additionally, we do not have exclusive relationships with our clients, who may also advertise with our competitors. Many of the companies that we compete with may be significantly larger and have substantially greater resources than we do.

While it is does not provide the same compilation of information that we provide, we consider FierceMarkets to be our biggest competitor. FierceMarkets Network offers websites within our niche advertising market including: www.fiercepharma.com and www.fiercebiotech.com among others. Another well-known competitor is www.reuters.com. However, Reuters is not as focused on the niche market of pharmaceutical advertising.  They simply have one large website containing many sectors and industries, whereas FierceMarkets has entire websites dedicated to providing information to our niche market of viewers.

These companies may be able to engage in larger scale branding and advertising activities than we can, making them more appealing to potential advertisers. Also, not only do we compete with other websites for advertising clients; we also compete with traditional forms of advertising. We are competing with every advertising medium for our potential clients’ advertising dollars.

Our ability to compete depends upon several factors, including, but not limited to the following:

•

the timing and market acceptance of our new services and enhancements to existing services offered by us;

•

continuing to maintain good relationships with our current clients;

•

our customer service and support efforts;

•

our sales and marketing efforts;

•

our ability to remain competitive in price.

Employees/Consultants

As of the date of this filing, the Company has no full time employees. We currently rely on our sole officer and director, Robert Lawrence, to manage all aspects of our business. Mr. Lawrence devotes 50-60 hours per week to our Company.  We have one independent sales representative that works alongside Mr. Lawrence and is paid on a commission only basis, and devotes 40-60 hours per week to the Company, as necessary. We also use third-party consultants to assist in the ongoing maintenance of our website. We intend to add staff as the Company grows. Any such additions will be made at the judgment of Management to meet the Company's then current needs.

WHERE YOU CAN GET ADDITIONAL INFORMATION

We file annual, quarterly and current reports, proxy statements and other information with the SEC.  You may read and copy our reports or other filings made with the SEC at the SEC’s Public Reference Room, located at 100 F Street, N.E., Washington, DC 20549.  You can obtain information on the operations of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  You can also access these reports and other filings electronically on the SEC’s web site, www.sec.gov.

ITEM 1A.

RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 1B.

UNRESOLVED STAFF COMMENTS

None.

ITEM 2.

PROPERTIES

Our corporate headquarters are located at 1810 East Sahara Ave, Suite 1571, Las Vegas, NV 89104, and we are using the space rent-free. As of the date of this filing, we have not sought to move or change our office site. Additional space may be required as we expand our operations. We do not foresee any significant difficulties in obtaining any required additional space. We currently do not own any real property.

ITEM 3.

LEGAL PROCEEDINGS

We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation.  There are no proceedings in which our director, officer or any affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 4.

MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5.

MARKET FOR THE COMPANY’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock

As of June 1, 2012, there is no public market for our Common Stock.  We intend to contact an authorized OTC Bulletin Board market-maker for sponsorship of our securities on the OTC Bulletin Board.

Record Holders

As of June 1, 2012, an aggregate of 5,361,015 shares of our Common Stock were issued and outstanding and were owned by approximately 33 holders of record, based on information provided by our transfer agent.

Recent Sales of Unregistered Securities

Other than as previously disclosed, none.

Re-Purchase of Equity Securities

None.

Dividends

We have not paid any cash dividends on our Common Stock since inception and presently anticipate that all earnings, if any, will be retained for development of our business and that no dividends on our Common Stock will be declared in the foreseeable future.  Any future dividends will be subject to the discretion of our Board of Directors and will depend upon, among other things, future earnings, operating and financial condition, capital requirements, general business conditions and other pertinent facts.  Therefore, there can be no assurance that any dividends on our Common Stock will be paid in the future.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

ITEM 6.

SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 7.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  These forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections. We may use words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “foresee,” “estimate” and variations of these words and similar expressions to identify forward-looking statements.  These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted.  You should read this report completely and with the understanding that actual future results may be materially different from what we expect.  The forward-looking statements included in this report are made as of the date of this report and should be evaluated with consideration of any changes occurring after the date of this Report.  We will not update forward-looking statements even though our situation may change in the future and we assume no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

RESULTS OF OPERATIONS

Working Capital

	February 29, 2012 $	February 28, 2011 $
Current Assets	12,386	9,000
Current Liabilities	90,363	15,000
Working Capital Deficit	(77,977)	(6,000)

Cash Flows

	Year Ended	Year Ended
	February 29, 2012 $	February 28, 2011 $
Cash Flows used in Operating Activities	(29,408)	(1,000)
Cash Flows from Financing Activities	32,794	10,000
Net increase in Cash During Period	3,386	9,000

Operating Revenues

We have not generated any revenues since inception.

For the Year Ended February 29, 2012

For the year ended February 29, 2012, the Company earned $nil revenues and incurred $84,697of operating expenses, comprised of $74,273 in professional fees relating to accounting, audit, and legal services relating to the Company’s SEC filings, $5,000 in consulting fees, and $5,424 of general and administrative expenses relating to day-to-day operations.

For the Period From February 8, 2011 (Date of Inception) to February 28, 2011

For the period from February 8, 2011 (date of inception) to February 28, 2011, the Company earned $nil of revenues and incurred $6,000 of operating expenses, which included $1,000 of general expenditures, and $5,000 of professional fees relating to the Company’s legal and accounting fees relating to the S-1 registration process.

As at February 29, 2012 and February 28, 2011, the Company had a loss per share of $0.02 and $nil respectively.

LIQUIDITY AND CAPITAL RESOURCES

As at February 29, 2012, the Company had cash and total assets of $12,386 compared with $9,000 at February 28, 2011. The increase in cash and total assets is attributed to financing raised from the issuance of common shares which have not been spent.  The Company had total liabilities of $90,363 at February 29, 2012 compared with $15,000 at February 28, 2011.  The increase in total liabilities is attributed to increases in accounts payable and accrued liabilities of $50,472 due to unpaid professional fees as the Company had limited cash flow, and increase of $24,891 owing to related parties for amounts contributed by the President and Director of the Company for day-to-day operations.

Cashflows from Operating Activities

During the period ended February 29, 2012, the Company used cash of $29,408 in operating activities compared with $1,000 for the period from February 8, 2011 (date of inception) to February 28, 2011.  The increase in cash used for operating activities is attributed to a full period of operating activity during the period.

Cashflows from Investing Activities

During the period ended February 29, 2012, and February 28, 2011, the Company did not have any investing activities.

Cashflows from Financing Activities

During the year ended February 29, 2012, the Company received $32,794 in financing activities for proceeds from issuance of common shares of $12,720 and proceeds from related parties of $20,074. During the period from February 8, 2011 (date of inception) to February 28, 2011, the Company received cash flow of $10,000 from financing activities relating to proceeds from the President and Director of the Company.

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

We regularly evaluate the accounting policies and estimates that we use to prepare our financial statements. A complete summary of these policies is included in the notes to our financial statements.  In general, management’s estimates are based on historical experience, on information from third-party professionals, and on various other assumptions that are believed to be reasonable under the facts and circumstances.  Actual results could differ from those estimates made by management.

Going Concern

We have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive activities. For these reasons, our auditors stated in their report on our audited financial statements that they have substantial doubt that we will be able to continue as a going concern without further financing.

Future Financings

We will continue to rely on equity sales of our common shares in order to continue to fund our business operations.  Issuances of additional shares will result in dilution to existing stockholders.  There is no assurance that we will achieve any additional sales of the equity securities or arrange for debt or other financing to fund planned acquisitions and activities.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Recently Issued Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect.  These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

ITEM 7A.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

PHARMA INVESTING NEWS, INC.

(A Development Stage Company)

Financial Statements

For the Years Ended February 29, 2012 and February 28, 2011

To the Board of Directors

Pharma Investing News, Inc.

(A Development Stage Company)

We have audited the accompanying balance sheets of Pharma Investing News, Inc., as of February 29, 2012 and February 28, 2011, and the related statements of operations, stockholders’ deficit and cash flows from inception on February 8, 2011 through February 29, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of Pharma Investing News, Inc., as of February 29, 2012 and February 28, 2011, and the results of their operations and cash flows from inception on February 8, 2011 through February 29, 2012, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company had accumulated losses of $90,697 as of February 29, 2012, which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Sadler, Gibb & Associates, LLC

Salt Lake City, UT

June 5, 2012

PHARMA INVESTING NEWS, INC.

(A Development Stage Company)

Balance Sheets

(Expressed in US dollars)

	February 29, 2012 $	February 28, 2011 $

ASSETS

Cash	12,386	9,000

Total Assets	12,386	9,000

LIABILITIES

Current Liabilities

Accounts payable	55,472	5,000
Due to related parties	34,891	10,000

Total Liabilities	90,363	15,000

STOCKHOLDERS’ DEFICIT

Preferred Stock Authorized: 10,000,000 preferred shares with a par value of $0.001 per share Issued and outstanding: nil preferred shares

	–	–

Common Stock Authorized: 290,000,000 common shares with a par value of $0.001 per share Issued and outstanding: 5,181,698 and 5,000,000 common shares, respectively

	5,182	5,000

Additional paid-in capital	7,538	(5,000)
Accumulated deficit during the development stage	(90,697)	(6,000)

Total Stockholders’ Deficit	(77,977)	(6,000)

Total Liabilities and Stockholders’ Deficit	12,386	9,000

(The accompanying notes are an integral part of these financial statements)

PHARMA INVESTING NEWS, INC.

(A Development Stage Company)

Statements of Operations

(Expressed in US dollars)

	For the year ended February 29, 2012 $	For the period from February 8, 2011 (date of inception) to February 28, 2011 $	Accumulated from February 8, 2011 (date of inception) to February 29, 2012 $

Revenues	–	–	–

Operating Expenses

Consulting fees	5,000	–	5,000
General and administrative	5,424	1,000	6,424
Professional fees	74,273	5,000	79,273

Total Operating Expenses	84,697	6,000	90,697

Net Loss	(84,697)	(6,000)	(90,697)
Net Loss per Share – Basic and Diluted	(0.02)	(0.00)	–
Weighted Average Shares Outstanding – Basic and Diluted	5,012,282	5,000,000	–

(The accompanying notes are an integral part of these financial statements)

PHARMA INVESTING NEWS, INC.

(A Development Stage Company)

Statements of Cash Flows

(Expressed in US dollars)

	For the year ended February 29, 2012 $	For the period from February 8, 2011 (date of inception) to February 28, 2011 $	Accumulated from February 8, 2011 (date of inception) to February 29, 2012 $

Operating Activities

Net loss for the period	(84,697)	(6,000)	(90,697)

Changes in operating assets and liabilities:

Accounts payable	50,472	5,000	55,472
Expenses paid by related parties	4,817	–	4,817

Net Cash Used In Operating Activities	(29,408)	(1,000)	(30,408)

Financing Activities

Proceeds from related party	20,074	10,000	30,074
Proceeds from issuance of common shares	12,720	–	12,720

Net Cash Provided by Financing Activities	32,794	10,000	42,794

Change in Cash	3,386	9,000	12,386

Cash – Beginning of Period	9,000	–	–

Cash – End of Period	12,386	9,000	12,386

Supplemental Disclosures

Interest paid	–	–	–
Income tax paid	–	–	–

(The accompanying notes are an integral part of these financial statements)

PHARMA INVESTING NEWS, INC.

(A Development Stage Company)

Statements of Stockholders’ Deficit

(Expressed in US dollars)

	Common Stock		Additional	Accumulated
	Shares	Par Value	Paid-In Capital	Deficit	Total
	#	$	$	$	$

Balance – February 8, 2011 (date of inception)	–	–	–	–	–

Issuance of founders shares	5,000,000	5,000	(5,000)	–	–

Net loss for the period	–	–	–	(6,000)	(6,000)
	–	–
Balance – February 28, 2011	5,000,000	5,000	(5,000)	(6,000)	(6,000)

Common stock issued for cash	181,698	182	12,538	–	12,720

Net loss for the year	–	–	–	(84,697)	(84,697)
	–	–
Balance – February 29, 2012	5,181,698	5,182	7,538	(90,697)	(77,977)

(The accompanying notes are an integral part of these financial statements)

PHARMA INVESTING NEWS, INC.

(A Development Stage Company)

Notes to the Financial Statements

(Expressed in US dollars)

1.

Nature of Operations and Continuance of Business

Pharma Investing News, Inc. (the “Company”) was incorporated in the State of Nevada on February 8, 2011. The Company is a Development Stage Company, as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 915, Development Stage Entities.

Going Concern

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As of February 29, 2012, the Company has not recognized any revenue, and has a working capital deficit and an accumulated deficit of $90,697. The continuation of the Company as a going concern is dependent upon the continued financial support from its management, and its ability to identify future investment opportunities and obtain the necessary debt or equity financing, and generating profitable operations from the Company’s future operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.  These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

c)

Cash and cash equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.

PHARMA INVESTING NEWS, INC.

(A Development Stage Company)

Notes to the Financial Statements

(Expressed in US dollars)

2.

Summary of Significant Accounting Policies (continued)

d)

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

e)

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

f)

Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As of February 29, 2012, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

PHARMA INVESTING NEWS, INC.

(A Development Stage Company)

Notes to the Financial Statements

(Expressed in US dollars)

2.

Summary of Significant Accounting Policies (continued)

g)

Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

h)

Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted ASC 740 “Accounting for Income Taxes” as of its inception. Pursuant to ASC 740, the Company is required to compute tax asset benefits for net operating losses carried forward. The potential benefits of net operating losses have not been recognized in this financial statement because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

3.

Related Party Transactions

During the periods ended February 29, 2012 and February 28, 2011, the Company’s President and CEO advanced $20,074 and $10,000, respectively, to the Company and paid expenses in the amount of $4,817 and $0, respectively, on behalf of the Company. Accordingly, these amounts have been recorded as due to related parties in the amounts of $34,891 and $10,000 at February 29, 2012 and February 28, 2011. The amounts owing are unsecured, non-interest bearing, and due on demand.

4.

Common Shares

During January and February 2012, the Company received cash of $12,720 in exchange for 181,698 shares of the Company’s common stock.

5.

Income Taxes

The Company has $90,697 of net operating losses carried forward to offset taxable income in future years which expire commencing in fiscal 2031.  The income tax benefit differs from the amount computed by applying the US federal income tax rate of 34% to net loss before income taxes. As at February 29, 2012, the Company had no uncertain tax positions.

	February 29, 2012 $	February 28, 2011 $

Net loss before taxes	(84,697)	(6,000)
Statutory rate	34%	34%

Computed expected tax recovery	28,797	2,040
Valuation allowance	(28,797)	(2,040)

Income tax provision	–	–

PHARMA INVESTING NEWS, INC.

(A Development Stage Company)

Notes to the Financial Statements

(Expressed in US dollars)

5.

Income Taxes (continued)

The significant components of deferred income tax assets and liabilities at February 29, 2012 and February 28, 2011 are as follows:

	February 29, 2012 $	February 28, 2011 $

Net operating loss carried forward	30,837	2,040

Valuation allowance	(30,837)	(2,040)

Net deferred income tax asset	–	–

6.

Subsequent Events

During March through May, the Company received cash of $12,550 in exchange for 179,317 shares of the Company’s common stock.

In accordance with ASC 855-10 the Company has analyzed its operations subsequent from February 29, 2012 through the date these financial statements were issued, and has determined there are no material subsequent events to disclose in these financial statements.

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.

CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of February 29, 2012.  Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f).  The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of February 29, 2012, using the criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of February 29, 2012, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

1.

We do not have an Audit Committee – While not being legally obligated to have an audit committee, it is the management’s view that such a committee, including a financial expert member, is an utmost important entity level control over the Company’s financial statements.  Currently the Board of Directors acts in the capacity of the Audit Committee, and does not include a member that is considered to be independent of management to provide the necessary oversight over management’s activities.

2.

We did not maintain appropriate cash controls – As of February 29, 2012, the Company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on the Company’s bank accounts.  Alternatively, the effects of poor cash controls were mitigated by the fact that the Company had limited transactions in their bank accounts.

3.

We did not implement appropriate information technology controls – As at February 29, 2012, the Company retains copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of the data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of February 29, 2012 based on criteria established in Internal Control—Integrated Framework issued by COSO.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of February 29, 2012, that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

Continuing Remediation Efforts to address deficiencies in Company’s Internal Control over Financial Reporting

Once the Company is engaged in a business of merit and has sufficient personnel available, then our Board of Directors, in particular and in connection with the aforementioned deficiencies, will establish the following remediation measures:

1.	Our Board of Directors will nominate an audit committee or a financial expert on our Board of Directors in the next fiscal year.

2.	We will appoint additional personnel to assist with the preparation of the Company’s monthly financial reporting, including preparation of the monthly bank reconciliations.

ITEM 9B.

OTHER INFORMATION.

None.

PART III

ITEM 10.

DIRECTORS AND EXECUTIVE OFFICERS.

Identification of Directors and Executive Officers

The following table sets forth the names and ages of our current director(s) and executive officer(s):

Name	Age	Position with the Company	Director Since
Robert Lawrence	26	CEO, CFO, President, Treasurer, Secretary, Chairman & Director	February 8, 2011

The board of directors has no nominating, audit or compensation committee at this time.

Term of Office

Each of our officers is elected by the Company’s Board of Directors to serve until the next annual meeting of Directors or until their successors are duly elected and qualified.  Each of our directors is elected by the Company’s Board of Directors and shall hold office until the next annual meeting of stockholders and until his/her successor shall have been duly elected and qualified.

Background and Business Experience

The business experience during the past five years of the person presently listed above as an Officer or Director of the Company is as follows:

Robert Lawrence – In May 2005, Mr. Lawrence graduated from Capilano University in Vancouver, B.C., with a certificate in Retail Marketing. From May 2005 until May 2008, Mr. Lawrence traveled and developed a passion for national and international healthcare companies. From May 2008 to February 2009, Mr. Lawrence worked for the Guthrie Philips Group, a company which specialized in banking, lending, and collection software for companies, as an account executive. As account executive, Mr. Lawrence sold collection recovery and other banking software to Banks, and CEOs and other executives of national and international companies. From February 2009 until just recently, Mr. Lawrence had assisted private and publicly traded companies with their marketing and online web strategies. Additionally, towards the end of 2008, Mr. Lawrence developed and launched PharmaInvestingNews.com. Mr. Lawrence devotes 50-60 hours per week on the operations of the Company, and will adjust his schedule accordingly if more time is needed. The Company decided Mr.  Lawrence would be a good President because of his marketing and computer skills, his passion for transactions involving national and international healthcare companies, and his willingness to devote time to help grow the Company.

Identification of Significant Employees

We have no significant employees other than Mr. Robert Lawrence, our President, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary, Chairman and Director.

Family Relationship

We currently do not have any officers or directors of our Company who are related to each other.

Involvement in Certain Legal Proceedings

During the past ten years no director, executive officer, promoter or control person of the Company has been involved in the following:

(1)

A petition under the Federal bankruptcy laws or any state insolvency law which was filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

(2)

Such person was convicted in a criminal proceeding or is a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

(3)

Such person was the subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting, the following activities:

i.

Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

ii.

Engaging in any type of business practice; or

iii.

Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

(4)

Such person was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph (f)(3)(i) of this section, or to be associated with persons engaged in any such activity;

(5)

Such person was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

(6)

Such person was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

(7)

Such person was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

i.

Any Federal or State securities or commodities law or regulation; or

ii.

Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

iii.

Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

(8)

Such person was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Audit Committee and Audit Committee Financial Expert

The Company does not have an audit committee or an audit committee financial expert (as defined in Item 407 of Regulation S-K) serving on its Board of Directors.  All current members of the Board of Directors lack sufficient financial expertise for overseeing financial reporting responsibilities.  The Company has not yet employed an audit committee financial expert on its Board due to the inability to attract such a person.

The Company intends to establish an audit committee of the board of directors, which will consist of independent directors.  The audit committee’s duties will be to recommend to the Company’s board of directors the engagement of an independent registered public accounting firm to audit the Company’s financial statements and to review the Company’s accounting and auditing principles.  The audit committee will review the scope, timing and fees for the annual audit and the results of audit examinations performed by the internal auditors and independent registered public accounting firm, including their recommendations to improve the system of accounting and internal controls.  The audit committee will at all times be composed exclusively of directors who are, in the opinion of the Company’s board of directors, free from any relationship which would interfere with the exercise of independent judgment as a committee member and who possess an understanding of financial statements and generally accepted accounting principles.

Code of Ethics

We have adopted a Code of Ethics (the “Code”) that applies to our directors, officers and employees, including our Chief Executive Officer and Chief Financial Officer.  A written copy of the Code is available on written request to the Company and was filed with the SEC on May 17, 2011, as part of the Company’s Registration Statement on Form S-1 that is incorporated by reference hereto as Exhibit 14.01.

Section 16(a) Beneficial Ownership Reporting Compliance

We do not yet have a class of equity securities registered under the Securities Exchange Act of 1934, as amended. Hence, compliance with Section 16(a) thereof by our officers and directors is not required.

ITEM 11.

EXECUTIVE COMPENSATION

The following table sets forth the compensation paid to our executive officers during the twelve month periods ended February 29, 2012 and February 28, 2011:

Summary Compensation Table

Name and Principal Position	Fiscal Year Ended	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Robert Lawrence President, CEO, CFO, Treasurer, Secretary, Chairman and Director	2/29/2012	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2/28/2011	-0-	-0-	5,000(1)	-0-	-0-	-0-	-0-	5,000
(1)

The stock awards to Mr. Lawrence were issued beginning February 8, 2011 for services rendered in connection with the formation of the Company.  This dollar estimate is based on the grant date aggregate fair value at the close of business in accordance with FASB ASC Topic 718.

Narrative Disclosure to Summary Compensation Table

There are no employment contracts, compensatory plans or arrangements, including payments to be received from the Company with respect to any executive officer, that would result in payments to such person because of his or her resignation, retirement or other termination of employment with the Company, or its subsidiaries, any change in control, or a change in the person’s responsibilities following a change in control of the Company.

Outstanding Equity Awards at Fiscal Year-End

No executive officer received any equity awards, or holds exercisable or unexercisable options, as of the year ended February 29, 2012.

Long-Term Incentive Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers.

Compensation Committee

We currently do not have a compensation committee of the Board of Directors.  The Board of Directors as a whole determines executive compensation.

Compensation of Directors

Our directors receive no extra compensation for their service on our Board of Directors.

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Management

The following table sets forth certain information concerning the number of shares of our Common Stock owned beneficially as of June 1, 2012, by: (i) our directors; (ii) our named executive officer; and (iii) each person or group known by us to beneficially own more than 5% of our outstanding shares of common stock.  Unless otherwise indicated, the shareholders listed below possess sole voting and investment power with respect to the shares they own.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership(1) (#)	Percent of Class(2) (%)
Robert Lawrence(3) 1810 East Sahara Ave Suite 1571 Las Vegas, NV 89104	Common	5,000,000	93.27%
All Officers and Directors as a Group (1 Person)	Common	5,000,000	93.27%

1.

The number and percentage of shares beneficially owned is determined under rules of the SEC and the information is not necessarily indicative of beneficial ownership for any other purpose.  Under such rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares which the individual has the right to acquire within 60 days through the exercise of any stock option or other right.  The persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable and the information contained in the footnotes to this table.

2.	Based on 5,361,015 issued and outstanding shares of Common Stock as of June 1, 2012.

3.	Robert Lawrence is the Company’s President, CEO, CFO, Secretary, Treasurer, Chairman and Director. His beneficial ownership includes 5,000,000 common shares.

Changes in Control

There are no present arrangements or pledges of the Company’s securities which may result in a change in control of the Company.

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Related Party Transactions

During the periods ended February 29, 2012 and February 28, 2011, the Company’s President and CEO advanced $20,074 and $10,000, respectively, to the Company and paid expenses in the amount of $4,817 and $0, respectively, on behalf of the Company.  Accordingly, these amounts have been recorded as due to related parties in the amounts of $34,891 and $10,000 at February 29, 2012 and February 28, 2011. The amounts owing are unsecured, non-interest bearing, and due on demand.

Other than the foregoing, none of the directors or executive officers of the Company, nor any person who owned of record or was known to own beneficially more than 5% of the Company’s outstanding shares of its Common Stock, nor any associate or affiliate of such persons or companies, has any material interest, direct or indirect, in any transaction that has occurred during the past fiscal year, or in any proposed transaction, which has materially affected or will affect the Company.

With regard to any future related party transaction, we plan to fully disclose any and all related party transactions in the following manner:

•

Disclosing such transactions in reports where required;

•

Disclosing in any and all filings with the SEC, where required;

•

Obtaining disinterested directors consent; and

•

Obtaining shareholder consent where required.

Director Independence

For purposes of determining director independence, we have applied the definitions set out in NASDAQ Rule 5605(a)(2).  The NASDAQ definition of “Independent Officer” means a person other than an Executive Officer or employee of the Company or any other individual having a relationship which, in the opinion of the Company's Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

According to the NASDAQ definition, Robert Lawrence is not an independent director because he is also an executive officer of the Company.

Review, Approval or Ratification of Transactions with Related Persons

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES.

	Year Ended February 29, 2012	Year Ended February 28, 2011
Audit fees	$10,000	$2,000
Audit-related fees	$0	$0
Tax fees	$0	$0
All other fees	$0	$0
Total	$10,000	$2,000

Audit Fees

During the fiscal year ended February 29, 2012, we incurred approximately $10,000 in fees to our principal independent accountants for professional services rendered in connection with the audit and reviews of our financial statements for fiscal year ended February 29, 2012.

During the fiscal year ended February 28, 2011, we incurred approximately $2,000 in fees to our principal independent accountants for professional services rendered in connection with the audit and reviews of our financial statements for fiscal year ended February 28, 2011.

Audit-Related Fees

The aggregate fees billed during the fiscal years ended February 29, 2012 and February 28, 2011 for assurance and related services by our principal independent accountants that are reasonably related to the performance of the audit or review of our financial statements (and are not reported under Item 9(e)(1) of Schedule 14A) was $0 and $0, respectively.

Tax Fees

The aggregate fees billed during the fiscal years ended February 29, 2012 and February 28, 2011 for professional services rendered by our principal accountant tax compliance, tax advice and tax planning were $0 and $0, respectively.

All Other Fees

The aggregate fees billed during the fiscal years ended February 29, 2012 and February 28, 2011 for products and services provided by our principal independent accountants (other than the services reported in Items 9(e)(1) through 9(e)(3) of Schedule 14A) was $0 and $880, respectively.

PART IV

ITEM 15.

EXHIBITS.

(a)

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PHARMA INVESTING NEWS, INC.

Dated: June 12, 2012

/s/ Robert Lawrence

By: Robert Lawrence

Its: President, Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer, Secretary and Treasurer

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Dated: June 12, 2012

/s/ Robert Lawrence

By: Robert Lawrence

Its:  Director

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED

PURSUANT TO SECTION 15(d) OF THE EXCHANGE ACT BY NON-REPORTING ISSUERS

1.

No annual report to security holders covering the company’s last fiscal year has been sent as of the date of this report

2.

No proxy statement, form of proxy, or other proxy soliciting material relating to the company’s last fiscal year has been sent to any of the company’s security holders with respect to any annual or other meeting of security holders.

3.

If such report or proxy material is furnished to security holders subsequent to the filing of this Annual Report on Form 10-K, the company will furnish copies of such material to the Commission at the time it is sent to security holders.