Form 10-Q
period 2012-05-31
PHARMA INVESTING NEWS, INC.
filed 2012-07-16
CIK 1520047

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________

 FORM 10-Q

_______________

X  . QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2012

     . TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission File Number 000-54738

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

As of July 13, 2012, there were 5,361,015 shares of the registrant’s $0.001 par value common stock issued and outstanding.

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

For the Period Ended May 31, 2012

(unaudited)

Condensed Balance Sheets (unaudited)

4

Condensed Statements of Operations (unaudited)

5

Condensed Statements of Cash Flows (unaudited)

6

Notes to the Condensed Financial Statements (unaudited)

7

PHARMA INVESTING NEWS, INC.

(A Development Stage Company)

Condensed Balance Sheets

(Expressed in US dollars)

	May 31, 2012 $ (unaudited)	February 29, 2012 $

ASSETS

Cash	2,993	12,386

Total Assets	2,993	12,386

LIABILITIES

Current Liabilities

Accounts payable and accrued liabilities	67,792	55,472
Due to related parties	16,891	34,891

Total Liabilities	84,683	90,363

STOCKHOLDERS’ DEFICIT

Preferred Stock Authorized: 10,000,000 preferred shares with a par value of $0.001 per share Issued and outstanding: nil preferred shares	-	-

Common Stock Authorized: 290,000,000 common shares with a par value of $0.001 per share Issued and outstanding: 5,361,015 and 5,181,698 common shares, respectively	5,361	5,182

Additional paid-in capital	19,910	7,538

Accumulated deficit during the development stage	(106,961)	(90,697)

Total Stockholders’ Deficit	(81,690)	(77,977)

Total Liabilities and Stockholders’ Deficit	2,993	12,386

PHARMA INVESTING NEWS, INC.

(A Development Stage Company)

Condensed Statements of Operations

(Expressed in US dollars)

(unaudited)

	For the Three Months Ended May 31, 2012 $	For the Three Months Ended May 31, 2011 $	Accumulated from February 8, 2011 (date of inception) to May 31, 2012 $

Operating Expenses

Consulting fees	-	-	5,000
General and administrative	472	1,182	6,896
Professional fees	15,792	13,792	94,565

Total Operating Expenses	16,264	14,974	106,461

Net Loss	(16,264)	(14,974)	(106,461)
Net Loss per Share – Basic and Diluted	-	-
Weighted Average Shares Outstanding – Basic and Diluted	5,232,931	5,000,000

PHARMA INVESTING NEWS, INC.

(A Development Stage Company)

Condensed Statements of Cash Flows

(Expressed in US dollars)

(unaudited)

	For the Three Months Ended May 31, 2012 $	For the Three Months Ended May 31, 2011 $	Accumulated from February 8, 2011 (date of inception) to May 31, 2012 $

Operating Activities

Net loss for the period	(16,264)	(14,974)	(106,461)

Changes in operating assets and liabilities:

Accounts payable and accrued liabilities	12,320	(3,208)	67,292
Expenses paid by related party	-	-	4,817

Net Cash Used In Operating Activities	(3,944)	(18,182)	(34,352)

Financing Activities

Proceeds from issuance of shares	12,551	-	25,271
Proceeds from related party	-	10,000	30,074
Repayments to related party	(18,000)	-	(18,000)

Net Cash Provided by (Used in) Financing Activities	(5,449)	10,000	37,345

Increase (Decrease) in Cash	(9,393)	(8,182)	2,993

Cash – Beginning of Period	12,386	9,000	–

Cash – End of Period	2,993	818	2,993

Supplemental Disclosures

Interest paid	-	-	-
Income tax paid	-	-	-

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

Going Concern

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As of May 31, 2012, the Company has not recognized any revenue, and has a working capital deficit of $81,690 and an accumulated deficit of $106,961. The continuation of the Company as a going concern is dependent upon the continued financial support from its management, and its ability to identify future investment opportunities and obtain the necessary debt or equity financing, and generating profitable operations from the Company’s future operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.  These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.

Summary of Significant Accounting Policies

a)

Basis of Presentation

The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) and are expressed in U.S. dollars. The Company’s fiscal year end is February 28.

b)

Interim Financial Statements

These interim unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the period ended February 29, 2012.

The financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position at May 31, 2012, and the results of its operations and cash flows for the three month periods ended May 31, 2012 and 2011. The results of operations for the period ended May 31, 2012 are not necessarily indicative of the results to be expected for future quarters or the full year.

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

The Company’s financial instruments consist principally of cash, accounts payable and accrued liabilities, and amounts due to related parties.  Pursuant to ASC 820, the fair value of our cash is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. We believe that the recorded values of all of our other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

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

PHARMA INVESTING NEWS, INC.

(A Development Stage Company)

Notes to the Condensed Financial Statements

(Expressed in US dollars)

(unaudited)

3.

Related Party Transactions

During the three month period ended May 31, 2012, the Company made cash payments of $18,000 towards its loans from the President and CEO of the Company. Total related party notes payable as of May 31, 2012 were $16,891. The amount owing is unsecured, non-interest bearing, and due on demand.

4.

Common Stock

During March and May 2012, the Company received cash of $12,551 in exchange for 179,317 shares of the Company’s common stock.

5.

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

RESULTS OF OPERATIONS

For the three months ended May 31, 2012, the Company earned $nil of revenues and incurred $16,264 of operating expenses which included $472 of general expenditures relating to day-to-day operating costs, and $15,792 of professional fees relating to accounting and professional fees.

For the three months ended May 31, 2012, the Company had a loss per share of $nil.

LIQUIDITY AND CAPITAL RESOURCES

As at May 31, 2012, the Company had assets of $2,993 comprised of cash compared with $12,386 as at February 29, 2012.  The decrease in cash and total assets were attributed to the fact that the Company incurred general expenditures and had minimal financing from its President and Director of the Company.

As at May 31, 2012, the Company had liabilities of $84,683 compared with $90,363 in total liabilities as at February 29, 2012.  The decrease in total liabilities is attributed to payments made of $18,000 to related parties for financing that was provided for the Company’s day-to-day operations, and an increase of $12,320 in accounts payable due to lack of sufficient cash flow to repay outstanding obligations.

As of May 31, 2012, the Company had a working capital deficit of $81,690 compared with a working capital deficit of $77,977 at February 29, 2012.  The increase in the working capital deficit was attributed to financing received from the President and Director of the Company to sustain operating costs incurred, which resulted in a higher working capital deficit amount as the amounts owing are due on demand and treated as a current liability.

Cashflows from Operating Activities

During the three months ended May 31, 2012, the Company used cash of $3,944 for operating activities relating to operating costs incurred in the day-to-day operations as compared with $18,182 for incorporation and start-up costs for the three months ended May 31, 2011.

Cashflows from Investing Activities

During the period from February 8, 2011 (date of inception) to May 31, 2012, the Company did not have any investing activities.

Cashflows from Financing Activities

During the three months ended May 31, 2012, the Company repaid $18,000 of financing from the President and Director of the Company which is unsecured, non-interest bearing, and due on demand.  The Company also received $12,551 in proceeds from the sale of common stock.  During the three months ended March 31, 2011, the Company received cash flow of $10,000 from financing activities relating to financing from a related party which is unsecured, non-interest bearing, and due on demand.

As at May 31, 2012, the Company has a going concern assumption as the Company has earned no revenue, has no certainty of earning revenues in the future, has a working capital deficit and an accumulated deficit of $106,461 since inception.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of May 31, 2012, due to the material weaknesses resulting from the Board of Directors not currently having any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K, and controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements.

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

ITEM 4.  MINE SAFETY DISCLOSURES

Not Applicable.

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

PHARMA INVESTING NEWS, INC.
Dated: July 16, 2012	/s/ Robert Lawrence
By: ROBERT LAWRENCE
Its: President and CEO

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Dated: July 16, 2012	/s/ Robert Lawrence
By: Robert Lawrence Its: Director