Form 10-Q
period 2012-08-31
PHARMA INVESTING NEWS, INC.
filed 2012-10-15
CIK 1520047

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________

FORM 10-Q

______________

  X  . QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2012

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

Yes      . No  X  .

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

As of October 15, 2012, there were 5,361,015 shares of the registrant’s $0.001 par value common stock issued and outstanding.

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

*Please note that throughout this Quarterly Report, and unless otherwise noted, the words "we," "our," "us," the "Company," or "PINV" refers to Pharma Investing News, Inc.

PART I - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

PHARMA INVESTING NEWS, INC.

(A Development Stage Company)

Condensed Financial Statements

For the Period Ended August 31, 2012

(unaudited)

Condensed Balance Sheets (unaudited)	5

Condensed Statements of Operations (unaudited)	6

Condensed Statements of Cash Flows (unaudited)	7

Notes to the Condensed Financial Statements (unaudited)	8

PHARMA INVESTING NEWS, INC.
(A Development Stage Company)
Condensed Balance Sheets
(Expressed in US dollars)

	August 31, 2012 $ (unaudited)	February 29, 2012 $

ASSETS

Cash	4	12,386

Total Assets	4	12,386

LIABILITIES

Current Liabilities

Accounts payable and accrued liabilities	6,968	55,472
Due to related parties	47,505	34,891

Total Liabilities	54,473	90,363

STOCKHOLDERS’ DEFICIT

Preferred Stock
	–	–
Authorized: 10,000,000 preferred shares with a par value of $0.001 per share Issued and outstanding: nil preferred shares

Common Stock
	5,361	5,182
Authorized: 290,000,000 common shares with a par value of $0.001 per share Issued and outstanding: 5,361,015 and 5,181,698 common shares, respectively

Additional paid-in capital	19,910	7,538

Accumulated deficit during the development stage	(79,740)	(90,697)

Total Stockholders’ Deficit	(54,469)	(77,977)

Total Liabilities and Stockholders’ Deficit	4	12,386

PHARMA INVESTING NEWS, INC.

(A Development Stage Company)

Condensed Statements of Operations

(Expressed in US dollars)

(unaudited)

	For the Three Months Ended August 31, 2012 $	For the Three Months Ended August 31, 2011 $	For the Six Months Ended August 31, 2012 $	For the Six Months Ended August 31, 2011 $	Accumulated from February 8, 2011 (date of inception) to August 31, 2012 $

Revenues	–	–	–	–	–

Operating Expenses

Consulting fees	–	5,000	–	5,000	5,000
General and administrative	1,487	1,321	1,959	2,503	8,383
Professional fees	10,792	17,792	26,584	31,584	105,857

Net loss before other income	(12,279)	(24,113)	(28,543)	(39,087)	(119,240)

Other Income

Gain on forgiveness of debt	39,500	–	39,500	–	39,500

Net Income (Loss)	27,221	(24,113)	10,957	(39,087)	(79,740)
Net Loss per Share – Basic and Diluted	0.00	(0.00)	0.00	(0.01)
Weighted Average Shares Outstanding – Basic and Diluted	5,361,015	5,000,000	5,296,973	5,000,000

PHARMA INVESTING NEWS, INC.

(A Development Stage Company)

Condensed Statements of Cash Flows

(Expressed in US dollars)

(unaudited)

	For the Six Months Ended August 31, 2012 $	For the Six Months Ended August 31, 2011 $	Accumulated from February 8, 2011 (date of inception) to August 31, 2012 $

Operating Activities

Net income (loss) for the period	10,957	(39,087)	(79,740)

Adjustments to reconcile net loss to cash used in operating activities
Gain on forgiveness of liabilities	(39,500)	–	(39,500)

Changes in operating assets and liabilities:

Accounts payable and accrued liabilities	(9,004)	12,382	46,468
Expenses paid by related party	30,000	–	34,817

Net Cash Used In Operating Activities	(7,547)	(26,705)	(37,955)

Financing Activities

Proceeds from issuance of shares	12,551	–	25,271
Proceeds from related party	700	21,826	30,774
Repayments to related party	(18,086)	–	(18,086)

Net Cash Provided by (Used in) Financing Activities	(4,835)	21,826	37,959

Increase (Decrease) in Cash	(12,382)	(4,879)	4

Cash – Beginning of Period	12,386	9,000	–

Cash – End of Period	4	4,121	4

Supplemental Disclosures

Interest paid	–	–	–
Income tax paid	–	–	–

1.

Nature of Operations and Continuance of Business

Pharma Investing News, Inc. (the “Company”) was incorporated in the State of Nevada on February 8, 2011. The Company is a Development Stage Company, as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 915, Development Stage Entities.

Going Concern

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As of August 31, 2012, the Company has not recognized any revenue, and has a working capital deficit of $54,469 and an accumulated deficit of $79,740. The continuation of the Company as a going concern is dependent upon the continued financial support from its management, and its ability to identify future investment opportunities and obtain the necessary debt or equity financing, and generating profitable operations from the Company’s future operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.  These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position at August 31, 2012, and the results of its operations and cash flows for the three month periods ended August 31, 2012 and 2011. The results of operations for the period ended August 31, 2012 are not necessarily indicative of the results to be expected for future quarters or the full year.

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

2.

Summary of Significant Accounting Policies (continued)

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

3.

Related Party Transactions

During the six months ended August 31, 2012, the Company received $700 in additional cash loans from related parties, and had $30,000 in expenses paid on its behalf by a related party. The Company made cash payments on these notes totaling $18,086 during the six months ended August 31, 2012. Total related party notes payable as of August 31, 2012 were $47,505. The amount owing is unsecured, non-interest bearing, and due on demand.

4.

Common Shares

During the six months ended August 31, 2012, the Company issued 179,317 shares of common stock at an average of $0.07 per share for proceeds of $12,551.

5.

Gain on Forgiveness of Debt

On August 31, 2012, the Company settled outstanding professional fees of $69,500 for $30,000 of debt that was personally assumed by the President and CEO of the Company.

6.

Subsequent Events

We have evaluated subsequent events through the date of issuance of the financial statements, and did not have any material recognizable subsequent events.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

RESULTS OF OPERATIONS

For the three months ended August 31, 2012, the Company earned $nil of revenues and incurred $12,279 of operating expenses which included $1,487 of general expenditures relating to day-to-day operating costs, and $10,792 of professional fees relating to accounting and professional fees.

For the six months ended August 31, 2012, the Company earned $nil of revenues and incurred $28,543 of operating expenses which included $1,959 of general expenditures relating to day-to-day operating costs, and $26,584 of professional fees relating to accounting and professional fees.

For the six months ended August 31, 2012, the Company had a loss per share of $nil.

LIQUIDITY AND CAPITAL RESOURCES

As at August 31, 2012, the Company had assets of $4 comprised of cash compared with $12,386 as at February 29, 2012.  The decrease in cash and total assets were attributed to the fact that the Company incurred general expenditures and had minimal financing from its President and Director of the Company.

As at August 31, 2012, the Company had liabilities of $54,473 compared with $90,363 in total liabilities as at February 29, 2012.  The decrease in total liabilities is attributed to an increase of $12,614 in amounts owing to related parties for financing that was provided for the Company’s day-to-day operations, and a decrease of $48,504 in accounts payable due payment and forgiveness of outstanding obligations.

As of August 31, 2012, the Company had a working capital deficit of $54,469 compared with a working capital deficit of $77,977 at February 29, 2012.  The decrease in the working capital deficit was attributed to the settlement of obligations, which resulted in a lower working capital deficit amount as the amounts owing were due on demand and the settlement decreased current liabilities.

Cashflows from Operating Activities

During the six months ended August 31, 2012, the Company used cash of $7,547 for operating activities relating to operating costs incurred in the day-to-day operations as compared with $26,705 for day-to-day operations for the six months ended August 31, 2011.

Cashflows from Investing Activities

During the period from February 8, 2011 (date of inception) to August 31, 2012, the Company did not have any investing activities.

Cashflows from Financing Activities

During the six months ended August 31, 2012, the Company received cash flow of $700 and repaid $18,086 of financing from the President and Director of the Company which is unsecured, non-interest bearing, and due on demand.  During the six months ended August 31, 2011, the Company received cash flow of $21,826 from financing activities relating to financing from a related party which is unsecured, non-interest bearing, and due on demand.

As at August 31, 2012, the Company has a going concern assumption as the Company has earned no revenue, has no certainty of earning revenues in the future, and has a working capital deficit and an accumulated deficit of $79,740 since inception.

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

ITEM 4.

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of August 31, 2012, due to the material weaknesses resulting from the Board of Directors not currently having any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K, and controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements.

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

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.

MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.

OTHER INFORMATION

None.

ITEM 6.

EXHIBITS

Exhibit Number	Description of Exhibit	Filing
3.01	Articles of Incorporation	Filed with the SEC on May 17, 2011 as part of our Registration Statement on Form S-1.
3.02	Bylaws	Filed with the SEC on May 17, 2011 as part of our Registration Statement on Form S-1.
10.01	Promissory Note between the Company and Robert Lawrence Dated April 18, 2011	Filed with the SEC on May 17, 2011 as part of our Registration Statement on Form S-1.
10.02	Joint Venture Agreement between the Company and Healthcare Media Dated July 22, 2011	Filed with the SEC on July 27, 2011 as part of our Amended Registration Statement on Form S-1/A.
10.03	Promissory Note between the Company and Robert Lawrence Dated August 25, 2011	Filed with the SEC on August 30, 2011 as part of our Amended Registration Statement on Form S-1/A.
10.04	Promissory Note between the Company and Robert Lawrence Dated August 26, 2011	Filed with the SEC on August 30, 2011 as part of our Amended Registration Statement on Form S-1/A.
14.01	Code of Ethics	Filed with the SEC on May 17, 2011 as part of our Registration Statement on Form S-1.
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.
31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.01	CEO and CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
101.INS*	XBRL Instance Document	To be filed by amendment.
101.SCH*	XBRL Taxonomy Extension Schema Document	To be filed by amendment.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	To be filed by amendment.
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document	To be filed by amendment.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	To be filed by amendment.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	To be filed by amendment.

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

PHARMA INVESTING NEWS, INC.
Dated: October 15, 2012	/s/ Robert Lawrence
By: ROBERT LAWRENCE
Its: President, Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer, Secretary and Treasurer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Dated: October 15, 2012	/s/ Robert Lawrence
By: Robert Lawrence Its: Director