Form 10-Q/A
period 2012-08-31
PHARMA INVESTING NEWS, INC.
filed 2012-10-22
CIK 1520047

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Quarterly Report of Pharma Investing News, Inc. (the “Company”) on Form 10-Q for the quarterly period ended August 31, 2012, filed with the Securities and Exchange Commission on October 15, 2012, (the “Form 10-Q”), is to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T.  Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

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

PHARMA INVESTING NEWS, INC.
Dated: October 19, 2012		/s/ Robert Lawrence
	By:	ROBERT LAWRENCE
	Its:	President, Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer, Secretary and Treasurer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Dated: October 19, 2012	/s/ Robert Lawrence
By: Robert Lawrence Its: Director