Form 10-Q
period 2012-11-30
PHARMA INVESTING NEWS, INC.
filed 2013-01-22
CIK 1520047

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________

 FORM 10-Q

_____________

  X . QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2012

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

  X . Yes            .  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).        . Yes       X .  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer

      .

Accelerated Filer

      .

Non-Accelerated Filer

      .

Smaller Reporting Company

      .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).        .  Yes    X .    No

As of January 18, 2013, there were 5,361,015 shares of the registrant’s $0.001 par value Common Stock issued and outstanding.

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

PART I - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

PHARMA INVESTING NEWS, INC.

(A Development Stage Company)

Condensed Financial Statements

For the Period Ended November 30, 2012

(Expressed in US dollars)

(unaudited)

Condensed Balance Sheets

4

Condensed Statements of Operations

5

Condensed Statements of Cash Flows

6

Notes to the Condensed Financial Statements

7

PHARMA INVESTING NEWS, INC.

(A Development Stage Company)

Condensed Balance Sheets

(Expressed in US dollars)

	November 30, 2012 $ (unaudited)	February 29, 2012 $

ASSETS

Cash	23	12,386

Total Assets	23	12,386

LIABILITIES

Current Liabilities

Accounts payable and accrued liabilities	7,052	55,472
Due to related party (Note 3)	53,145	34,891

Total Liabilities	60,197	90,363

Nature of Operations and Continuance of Business (Note 1)

STOCKHOLDERS’ DEFICIT

Preferred Stock Authorized: 10,000,000 preferred shares with a par value of $0.001 per share Issued and outstanding: nil preferred shares	–	–

Common Stock Authorized: 290,000,000 common shares with a par value of $0.001 per share Issued and outstanding: 5,361,015 and 5,182,000 common shares, respectively	5,361	5,182

Additional paid-in capital	19,910	7,538

Deficit accumulated during the development stage	(85,445)	(90,697)

Total Stockholders’ Deficit	(60,174)	(77,977)

Total Liabilities and Stockholders’ Deficit	23	12,386

(The accompanying notes are an integral part of these condensed financial statements)

PHARMA INVESTING NEWS, INC.

(A Development Stage Company)

Condensed Statements of Operations

(Expressed in US dollars)

(unaudited)

	Three Months Ended November 30, 2012 $	Three Months Ended November 30, 2011 $	Nine Months Ended November 30, 2012 $	Nine Months Ended November 30, 2011 $	Accumulated from February 8, 2011 (date of inception) to November 30, 2012 $

Revenues	–	–	–	–	–

Operating Expenses

Consulting fees	–	–	–	5,000	5,000
General and administrative	413	2,388	2,372	4,891	8,796
Professional fees	5,292	1,409	31,876	32,993	111,149

Total Operating Expenses	5,705	3,797	34,248	42,884	124,945

Net Loss Before Other Income	(5,705)	(3,797)	(34,248)	(42,884)	(124,945)

Other Income

Gain on settlement of debt	–	–	39,500	–	39,500

Net Income (Loss)	(5,705)	(3,797)	5,252	(42,884)	(85,445)
Net Income (Loss) Per Share, Basic and Diluted	–	–	–	(0.01)
Weighted Average Shares Outstanding, Basic and Diluted	5,361,015	5,000,000	5,300,602	5,000,000

(The accompanying notes are an integral part of these condensed financial statements)

PHARMA INVESTING NEWS, INC.

(A Development Stage Company)

Condensed Statements of Cash Flows

(Expressed in US dollars)

(unaudited)

	Nine Months Ended November 30, 2012 $	Nine Months Ended November 30, 2011 $	Accumulated from February 8, 2011 (date of inception) to November 30, 2012 $

Operating Activities

Net income (loss) for the period	5,252	(42,884)	(85,445)

Adjustments to reconcile net loss to cash used in operating activities
Gain on settlement of debt	(39,500)	–	(39,500)

Changes in operating assets and liabilities:

Accounts payable and accrued liabilities	(8,920)	12,071	46,552
Due to related party	35,500	1,792	40,317

Net Cash Used In Operating Activities	(7,668)	(29,021)	(38,076)

Financing Activities

Proceeds from issuance of shares	12,551	–	25,271
Proceeds from related party	840	20,054	30,914
Repayments to related party	(18,086)	–	(18,086)

Net Cash Provided by (Used in) Financing Activities	(4,695)	20,054	38,099

Increase (Decrease) in Cash	(12,363)	(8,967)	23

Cash – Beginning of Period	12,386	9,000	–

Cash – End of Period	23	33	23

Supplemental Disclosures

Interest paid	–	–	–
Income tax paid	–	–	–

(The accompanying notes are an integral part of these condensed financial statements)

PHARMA INVESTING NEWS, INC.

(A Development Stage Company)

Notes to the Condensed Financial Statements

November 30, 2012

(Expressed in US dollars)

(unaudited)

1.

Nature of Operations and Continuance of Business

Pharma Investing News, Inc. (the “Company”) was incorporated in the State of Nevada on February 8, 2011. The Company is a Development Stage Company, as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 915, Development Stage Entities.

Going Concern

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As of November 30, 2012, the Company has not recognized any revenue, and has a working capital deficit of $60,174 and an accumulated deficit of $85,445. The continuation of the Company as a going concern is dependent upon the continued financial support from its management, and its ability to identify future investment opportunities and obtain the necessary debt or equity financing, and generating profitable operations from the Company’s future operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.

Summary of Significant Accounting Policies

(a)

Basis of Presentation

The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”).

(b)

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

The financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position at November 30, 2012, and the results of its operations and cash flows for the nine month periods ended November 30, 2012 and 2011. The results of operations for the period ended November 30, 2012 are not necessarily indicative of the results to be expected for future quarters or the full year.

(c)

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

PHARMA INVESTING NEWS, INC.

(A Development Stage Company)

Notes to the Condensed Financial Statements

November 30, 2012

(Expressed in US dollars)

(unaudited)

2.

Summary of Significant Accounting Policies (continued)

(d)

Cash and cash equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.

(e)

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

(f)

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

PHARMA INVESTING NEWS, INC.

(A Development Stage Company)

Notes to the Condensed Financial Statements

November 30, 2012

(Expressed in US dollars)

(unaudited)

2.

Summary of Significant Accounting Policies (continued)

(g)

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

3.

Related Party Transactions

As at November 30, 2012, the Company owes $53,145 (February 29, 2012 - $34,891) to the President and CEO of the Company. The amount owing is unsecured, non-interest bearing, and due on demand.

4.

Common Stock

On May 31, 2012, the Company issued 179,290 common shares at $0.07 per share for proceeds of $12,550.

5.

Settlement of Debt

On August 31, 2012, the Company settled outstanding professional fees of $69,500 for payment of $30,000, which was paid by the President and CEO of the Company. This resulted in a gain on settlement of debt in the amount of $39,500 for the period ended November 30, 2012.

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

Working Capital

	November 30, 2012 $	February 29, 2012 $

Current Assets	23	12,386
Current Liabilities	60,197	90,363
Working Capital Deficit	(60,174)	(77,977)

Cash Flows

	Nine months ended November 30, 2012 $	Nine months ended November 30, 2011 $
Cash Flows used in Operating Activities	(7,668)	(29,021)
Cash Flows provided by (used in) Financing Activities	(4,695)	20,054
Net decrease in Cash During Period	(12,363)	(8,967)

Results of Operations

For the nine months ended November 30, 2012, the Company earned $nil of revenues and incurred $34,248 of operating expenses which included $2,372 of general expenditures relating to day-to-day operating costs, and $31,876 of professional fees relating to accounting and legal fees.

For the nine months ended November 30, 2011, the Company earned $nil of revenues and incurred $42,884 of operating expenses which included $4,891 of general expenditures relating to day-to-day operating costs and $32,993 of professional fees relating to accounting and legal fees, and $5,000 of consulting fees.

Liquidity and Capital Resources

As at November 30, 2012, the Company had assets of $23 comprised of cash compared with $12,386 as at February 29, 2012. The decrease in cash is attributed to the fact that the Company incurred general expenditures and had minimal financing from its President and Director of the Company.

As of November 30, 2012, the Company had a working capital deficit of $60,174 compared with a working capital deficit of $77,977 at February 29, 2012.  The increase in the working capital deficit was attributed to financing received from the President and Director of the Company to sustain operating costs incurred, which resulted in a higher working capital deficit amount as the amounts owing are due on demand and treated as a current liability.

Cashflows from Operating Activities

During the nine months ended November 30, 2012, the Company used cash of $7,668 for operating activities relating to operating costs incurred for day-to-day operations.

Cashflows from Investing Activities

During the period from February 8, 2011 (date of inception) to November 30, 2012, the Company did not have any investing activities.

Cashflows from Financing Activities

During the nine months ended November 30, 2012, the Company received proceeds of $12,551 from the issuance of common shares offset by a net $17,246 repayment to a related party.

As at November 30, 2012, the Company has a going concern assumption as the Company has earned no revenue, has no certainty of earning revenues in the future, has a working capital deficit of $60,174, and an accumulated deficit of $85,445 since inception.

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

ITEM 4.

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of November 30, 2012, due to the material weaknesses resulting from the Board of Directors not currently having any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K, and controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements.

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

PHARMA INVESTING NEWS, INC.
Dated: January 22, 2013	/s/ Robert Lawrence
By: ROBERT LAWRENCE
Its: President and CEO

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Dated: January 22, 2013	/s/ Robert Lawrence
By: Robert Lawrence Its: Director