Form 10-K
period 2013-02-28
PHARMA INVESTING NEWS, INC.
filed 2013-06-13
CIK 1520047

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2013

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________.

Commission file number 333-171064

PHARMA INVESTING NEWS, INC.

(Exact name of registrant as specified in its charter)

Nevada	32-0337695
(State or Other Jurisdiction of Incorporation of Organization)	(I.R.S. Employer Identification No.)

9107 Wilshire Blvd, Suite 450

Beverly Hills, California 90210

 (Address of principal executive offices)

1-888-267-1175

(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐    No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definition of “large accelerated filer and “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐         Accelerated filer ☐        Non-accelerated filer ☐        Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐ No☑

Aggregate market value of the voting and non-voting stock of the registrant held by non-affiliates of the registrant as of August 31, 2012 (based on our last sale to investors of $0.07): $25,271.05

As of June 13, 2013 the registrant’s outstanding stock consisted of 5,361,015 common shares.

PHARMA INVESTING NEWS, INC.

TABLE OF CONTENTS

PART I

Item 1

Description of Business

Item 1A

Risk Factors

Item 1B

Unresolved Staff Comments

Item 2

Properties

Item 3

Legal Proceedings

Item 4

Mine Safety Disclosures

PART II

Item 5

Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Item 6

Selected Financial Data

Item 7

Management’s Discussion and Analysis of Financial Condition and Results of Operation

Item 7A

Quantitative and Qualitative Disclosures about Market Risk

Item 8

Financial Statements and Supplementary Data

Item 9

Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

Item 9A

Controls and Procedures

Item 9B

Other Information

PART III

Item 10

Directors, Executive Officers and Corporate Governance

Item 11

Executive Compensation

Item 12

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 13

Certain Relationships and Related Transactions and Director Independence

Item 14

            Principal Accountant Fees and Services

PART IV

Item 15

Exhibits, Financial Statement Schedules

PART I

Item 1.  Description of Business

Forward-looking Statements

This annual report contains forward-looking statements.  These statements relate to future events or our future financial performance.  In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology.  These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  Except as required by applicable laws, including the securities laws of the United States, we do not intend to update any of the forward-looking statements so as to conform these statements to actual results.

As used in this annual report, the terms "we", "us", "our", “the Company”, and "Pharma" mean Pharma Investing News, Inc., unless otherwise indicated.

All dollar amounts refer to US dollars unless otherwise indicated.

Overview

Pharma Investing News, Inc. was incorporated in the State of Nevada on February 8, 2011. However, we commenced initial operations in July 2008 with the registration of our website domain harmainvestingnews.com. These initial operations consisted of developing the website and establishing our marketing plan.

We are an internet-based company that provides advertising solutions to pharmaceutical and biotechnology companies. The goal of pharmainvestingnews.com is to provide an online community where pharmaceutical and biotechnology companies will be able to provide corporate updates and other information to the public. This service is free of charge to viewers and offers pharmaceutical and biotech companies the ability to showcase their businesses and build brand awareness. We intend to establish our website as a valuable resource for the pharmaceutical and biotechnology industries where the public will go to find the latest information relating to the industry, as a whole, as well as specific information about companies and new product details. We believe that we can position pharmainvestingnews.com to become an all-inclusive resource, allowing users to acquire in-depth analyses, detailed marketing information and current news on research and development and other trends within the pharmaceutical and biotech industries.

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

•         3 Months- $ 8,000

•         6 Months- $13,000

•         12 Months- $21,000

We currently offer the following services as part of our packages:

•

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

•

Profile Pages – Profile pages make up the bulk of our website.  Profile pages allow clients to showcase information about their company. Each of our advertising clients has a profile page to feature information such as: corporate history, product and research developments, news and events, featured articles, and stock information.

•

Corporate Video Production – We also offer corporate video production for our clients.  We can then upload the video to our website to further market our clients.  We can also provide our clients with a hard-copy of their video.

•

Ad-Stopper – Our most inclusive marketing package includes two uses of an ad-stopper, whereby the website will only run that particular Company’s advertisements for a full day.

Additional Services

We offer the following additional services as add-ons to our packages, but prices vary depending on the service provided:

•

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

•

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

•

Press Release Production – We are able to offer our clients assistance with the drafting and review of press releases. We charge $125 per hour for assisting with the drafting and reviewing of press releases.

•

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

•

Profile Pages – Viewers are able to view our clients’ profile pages and see all facets of the client’s business; including: corporate history, news and events, stock information, all video and/or radio interviews, all press releases put out by the client, and more.

•

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

•

Coupon Uploads: We will have software developed into the website wherein a small business can upload a coupon pertaining to a certain geographic area and category for a small fee, and pay for the upload directly through our website.  We anticipate that this will be the leading source of revenue for our Company.

•

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

•

Advertising Model: We will charge companies to advertise their products to our website visitors, by means such as banner advertising, email campaigns and text message marketing.  This Model will be the least used by the Company, but will still be included in our marketing materials and remain an option to businesses.

Subsidiaries

We do not have any subsidiaries.

Intellectual Property

We do not own, either legally or beneficially, any patents or trademarks.

Research and Development Expenditures

We have not incurred any research or development expenses.

Government Regulations

We currently do not have substantial operations and therefore not subject to overly onerous government regulations.

US Regulations

Our operations are or will be subject to various types of regulation at the federal, state and local levels.

Employees and Consultants

Currently we have two consultants that work for us on a part-time basis, Robert Kane and Chad Johnson.

Item 1A.  Risk Factors

Not required.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

We have an executive office located 9107 Wilshire Blvd., Suite 450, Beverly Hills, California 90210.  Our telephone number is 1-888-267-1175.  We do not pay any rent for our office.

Item 3.  Legal Proceedings

We are not currently a party to any legal proceedings.

Item 4.  Mine Safety Disclosures.

Not applicable.

6

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

There is a limited public market for our common shares.  Our common shares are quoted on the OTC Bulletin Board under the symbol “PINV.OB”.  Trading in stocks quoted on the OTC Bulletin Board is often thin and is characterized by wide fluctuations in trading prices due to many factors that may be unrelated to a company’s operations or business prospects.  We cannot assure you that there will be a market in the future for our common stock.

OTC Bulletin Board securities are not listed or traded on the floor of an organized national or regional stock exchange.  Instead, OTC Bulletin Board securities transactions are conducted through a telephone and computer network connecting dealers in stocks.  OTC Bulletin Board issuers are traditionally smaller companies that do not meet the financial and other listing requirements of a regional or national stock exchange.

Our common stock became eligible for quotation on the OTC Bulletin Board on August 14, 2012.  As of June 12, 2013, our shares have traded very minimally.  The current market price is $2.00 per share.

Holders

As of June 12, 2013, there were approximately 33 holders of record of our common stock.

Dividends

We did not issue any stock dividends during our fiscal year ended February 28, 2013.

Equity Compensation Plans

We have not implemented any equity compensation plans.

Recent Sales of Unregistered Securities

We did not make any sales of unregistered securities which were not previously reported in our quarterly filings for fiscal 2013.

Use of Proceeds from Sale of Registered Securities

None during the fiscal year ended February 28, 2013.

Item 6.  Selected Financial Data

Not required for smaller reporting companies.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operation

Safe Harbor

This Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties.  These statements relate to future events or our future financial performance.  In some cases, you can identify forward-looking statements by terminology including, "could" "may", "will", "should", "expect", "plan", "anticipate", "believe", "estimate", "predict", "potential" and the negative of these terms or other comparable terminology.  These statements are only predictions.  Actual events or results may differ materially.

While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested in this Annual Report.

Overview

We are a development stage company.  We do not have revenues.  We have minimal assets, and have incurred losses since inception.

Results of Operations

Working Capital

	February 28, 2013 $	February 29, 2012 $
Current Assets	33	12,386
Current Liabilities	65,798	90,363
Working Capital Deficit	(65,765)	(77,977)

Cash Flows

	Year Ended	Year Ended
	February 28, 2013 $	February 29, 2012 $
Cash Flows used in Operating Activities	(7,697)	(29,408)
Cash Flows provided from (used in) Financing Activities	(4,656)	32,794
Net increase (decrease) in Cash During Period	(12,353)	3,386

Operating Revenues

We have not generated any revenues since inception.

Operating Expenses and Net Loss

For the year ended February 28, 2013, the Company incurred $39,838 of operating expenses, comprised of $37,168 in professional fees relating to accounting, audit, and legal services relating to the Company’s SEC filings, and $2,670 of general and administrative expenses relating to day-to-day operations.  During the year ended February 29, 2012, the Company incurred $84,697 of operating expenses comprised of $74,273 of professional fees, $5,000 of consulting fees, and $5,424 of general and administrative expenses. The decrease in operating expenses was due to the fact that the Company had limited cash flow for operations during the year and the fact that the Company incurred more professional fees in the prior year relating to the Company’s SEC registration process.

During the year ended February 28, 2013, the Company incurred a net loss of $338 and $nil loss per share compared with a net loss of $84,697 and a $0.02 loss per share during the year ended February 29, 2012.  During the year, the Company recorded a gain on settlement of debt of $39,500 relating to forgiveness of professional fees owed by the Company.

Liquidity and Capital Resources

As at February 28 2013, the Company had cash and total assets of $33 compared with $12,386 at February 29, 2012. The decrease in cash was due to the Company’s use of cash during the year which was not replaced by financing from equity or debt sources.  The Company had total liabilities of $65,798 at February 28, 2013 compared with $90,363 at February 29, 2012.  The decrease in liabilities was due to the forgiveness of $39,500 of professional fees that were previously incurred, offset by a net increase in amounts due to related parties for expenses incurred by management relating to day-to-day operations.

Cashflows from Operating Activities

During the year ended February 28, 2013, the Company used $7,697 of cash for operating activities compared with $29,408 during the year ended February 29, 2012.  The decrease was due to the fact that the Company had limited sources of cash during the year, and had limited operating activities.

Cashflows from Investing Activities

During the years ended February 28, 2013 and February 29, 2012, the Company did not have any investing activities.

Cashflows from Financing Activities

During the year ended February 28, 2013, the Company used $4,656 of cash for financing activities compared with proceeds of $32,794 during the year ended February 29, 2012.  During the year, the Company received $12,550 of proceeds from the issuance of common shares and $880 from a related party, which was offset by repayments of $18,086 for amounts owed to related parties.  During the year ended February 29, 2012, the Company received $12,720 of proceeds from the issuance of common shares and $880 from a related party.

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

Not required for smaller reporting companies.

Item 8.  Financial Statements and Supplementary Data

PHARMA INVESTING NEWS, INC.

(A Development Stage Company)

Financial Statements

For the Year Ended February 28, 2013 and February 29, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Pharma Investing News, Inc.

We have audited the accompanying balance sheets of Pharma Investing News, Inc. (the Company) as of February 28, 2013 and February 29, 2012 and the related statements of operations, stockholders’ deficit and cash flows for the years then ended and for the cumulative period from February 1, 2011 (date of inception) through February 28, 2013.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of Pharma Investing News, Inc. as of February 28, 2013 and February 29, 2012, and the results of their operations and cash flows for the years then ended and for the cumulative period from February 1, 2011 (date of inception) through February 28, 2013, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has a working capital deficit of $65,765 and accumulated losses of $91,035 for the period from inception through February 28, 2013 which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Sadler, Gibb & Associates, LLC

Salt Lake City, UT

June 13, 2013

F-1

PHARMA INVESTING NEWS, INC.

(A Development Stage Company)

Balance Sheets

(Expressed in US dollars)

	February 28, 2013 $	February 29, 2012 $

ASSETS

Cash	33	12,386

Total Assets	33	12,386

LIABILITIES

Current Liabilities

Accounts payable	9,113	55,472
Due to related parties	56,685	34,891

Total Current Liabilities	65,798	90,363

STOCKHOLDERS’ DEFICIT

Preferred Stock
Authorized: 10,000,000 preferred shares with a par value of $0.001 per share
Issued and outstanding: nil preferred shares	–	–

Common Stock
Authorized: 290,000,000 common shares with a par value of $0.001 per share
Issued and outstanding: 5,361,015 and 5,181,689 common shares, respectively	5,361	5,182

Additional paid-in capital	19,909	7,538
Accumulated deficit during the development stage	(91,035)	(90,697)

Total Stockholders’ Deficit	(65,765)	(77,977)

Total Liabilities and Stockholders’ Deficit	33	12,386

(The accompanying notes are an integral part of these financial statements)

F-2

PHARMA INVESTING NEWS, INC.

(A Development Stage Company)

Statements of Operations

(Expressed in US dollars)

	For the year ended February 28, 2013 $	For the year ended February 29, 2012 $	Accumulated from February 1, 2011 (date of inception) to February 28, 2013 $

Revenues	–	–	–

Operating Expenses

Consulting fees	–	5,000	5,000
General and administrative	2,670	5,424	9,094
Professional fees	37,168	74,273	116,441

Total Operating Expenses	39,838	84,697	130,535

Net Loss before Other Income	(39,838)	(84,697)	(130,535)

Other Income

Gain on settlement of debt	39,500	–	39,500

Net Loss	(338)	(84,697)	(91,035)
Net Loss per Share – Basic and Diluted	(0.00)	(0.02)
Weighted Average Shares Outstanding – Basic and Diluted	5,315,824	5,012,282

(The accompanying notes are an integral part of these financial statements)
F-3

PHARMA INVESTING NEWS, INC.

(A Development Stage Company)

Statements of Cash Flows

(Expressed in US dollars)

	For the year ended February 28, 2013 $	For the year ended February 29, 2012 $	Accumulated from February 1, 2011 (date of inception) to February 28, 2013 $

Operating Activities

Net loss for the period	(338)	(84,697)	(91,035)

Adjustments to reconcile net loss to cash used in operating activities
Gain on settlement of debt	(39,500)	–	(39,500)
Expenses paid by related parties	39,000	4,817	43,817

Changes in operating assets and liabilities:

Accounts payable	(6,859)	50,472	48,613

Net Cash Used In Operating Activities	(7,697)	(29,408)	(38,105)

Financing Activities

Proceeds from related party	880	20,074	30,954
Repayments to related party	(18,086)	–	(18,086)
Proceeds from issuance of common shares	12,550	12,720	25,270

Net Cash Provided by (Used in) Financing Activities	(4,656)	32,794	38,138

Increase (Decrease) in Cash	(12,353)	3,386	33

Cash – Beginning of Period	12,386	9,000	–

Cash – End of Period	33	12,386	33

Supplemental Disclosures

Interest paid	–	–	–
Income tax paid	–	–	–

(The accompanying notes are an integral part of these financial statements)

F-4

PHARMA INVESTING NEWS, INC.

(A Development Stage Company)
Statement of Stockholders’ deficit

(Expressed in US dollars)

	Common Stock		Additional	Accumulated
	Shares	Par Value	Paid-In Capital	Deficit	Total
	#	$	$	$	$

Balance – February 1, 2011 (date of inception)	–	–	–	–	–

Issuance of founders shares	5,000,000	5,000	(5,000)	–	–

Net loss for the period	–	–	–	(6,000)	(6,000)
	–	–
Balance – February 28, 2011	5,000,000	5,000	(5,000)	(6,000)	(6,000)

Issuance of shares for cash	181,698	182	12,538	–	12,720

Net loss for the year	–	–	–	(84,697)	(84,697)
	–	–
Balance – February 29, 2012	5,181,698	5,182	7,538	(90,697)	(77,977)

Issuance of shares for cash	179,317	179	12,371	–	12,550

Net loss for the year	–	–	–	(338)	(338)
	–	–
Balance – February 28, 2013	5,361,015	5,361	19,909	(91,035)	(65,765)

(The accompanying notes are an integral part of these financial statements)
F-5

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

Going Concern

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As of February 28, 2013, the Company has not recognized any revenue, and has a working capital deficit of $65,765 and an accumulated deficit of $91,035. The continuation of the Company as a going concern is dependent upon the continued financial support from its management, and its ability to identify future investment opportunities and obtain the necessary debt or equity financing, and generating profitable operations from the Company’s future operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.  These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

d)

Basic and Diluted Net Loss per Share

The Company computes net loss per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. For the periods presented, there were no outstanding potential common stock equivalents and therefore basic and diluted earnings per share result in the same figure.

F-6

2.

Summary of Significant Accounting Policies (continued)

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

f)

Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As of February 28, 2013 and February 29, 2012, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

g)     Income taxes

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

h)

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

F-7

3.

Related Party Transactions

During the periods ended February 28, 2013 and February 29, 2012, the Company’s President and CEO advanced $880 and $20,074, paid expenses in the amount of $39,000 and $4,817, respectively, on behalf of the Company.  During the periods ended February 28, 2013 and February 29, 2012, the Company made payments to the Company’s President and CEO of $18,086 and $0, respectively.  Accordingly, these amounts have been recorded as due to related parties in the amounts of $56,685 and $34,891 at February 29, 2012 and February 28, 2011. The amounts owing are unsecured, non-interest bearing, and due on demand.

4.

Common Shares

a)

On May 31, 2012, the Company issued 179,317 common shares at $0.07 per share for proceeds of $12,550.

b)

On February 29, 2012, the Company issued 181,698 common shares for proceeds of $12,720.

c)

On February 1, 2011, the Company issued 5,000,000 founders’ shares to the President and Director of the Company.

5.

Settlement of Debt

On August 31, 2012, the Company settled outstanding professional fees of $69,500 for payment of $30,000, which was paid by the President and CEO of the Company. This resulted is a gain on settlement of debt in the amount of $39,500 for the year ended February 28, 2013.

6.

Income Taxes

The Company has $91,035 ofnet operating losses carried forward to offset taxable income in future years which expire commencing in fiscal 2031.  The income tax benefit differs from the amount computed by applying the US federal income tax rate of 34 percent to net loss before income taxes. As at February 28, 2013, the Company had no uncertain tax positions.

The cumulative tax effect at the expected rate of 34 percent of significant items comprising our net deferred tax amount is as follows:

	February 28, 2013 $	February 29, 2012 $

Net loss before taxes	(338)	(84,697)
Statutory rate	34%	34%

Computed expected tax recovery	115	28,797
Change in valuation allowance	(115)	(28,797)

Income tax provision	–	–

The cumulative tax effect at the expected rate of 34 percent of significant items comprising our net deferred tax amount is as follows:

Net operating loss carryforwards	30,952	30,837
Valuation allowance	(30,952)	(30,837)

Net deferred tax asset	–	–

7.

Subsequent Events

We have evaluated subsequent events through the date of issuance of the financial statements, and did not have any material recognizable subsequent events.

F-8

Item 9.  Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of February 28, 2013 (the “Evaluation Date”). Based upon the evaluation of our disclosure controls and procedures as of the Evaluation Date, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective because of the identification of a material weakness in our internal control over financial reporting which is identified below, which we view as an integral part of our disclosure controls and procedures.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Rule 13a-15(f).  Our internal control over financial reporting is a process designed to provide reasonable assurance to our management and board of directors regarding the reliability of financial reporting and the preparation of the financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and our receipts and expenditures of are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal controls over financial reporting may not prevent or detect misstatements.  All internal control systems, no matter how well designed, have inherent limitations, including the possibility of human error and the circumvention of overriding controls.  Accordingly, even effective internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of February 28, 2013.  In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on its evaluation, our management concluded that there is a material weakness in our internal control over financial reporting and Management has concluded that the Company’s internal controls over financial reporting are not effective as of February 28, 2013.  A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

The material weakness relates to the lack of segregation of duties in our financial reporting process and we utilize outside third party consultants.  We do not have a separately designated audit committee.  This weakness is due to our lack of excess working capital to hire additional staff.  To remedy this material weakness, we intend to engage an internal accountant to assist with financial reporting as soon as our finances will allow.

Sadler, Gibb & Associates, LLC, our registered independent public accounting firm, was not required to and has not issued a report concerning the effectiveness of our internal control over financial reporting as of February 28, 2013.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of our fiscal year ended February 28, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Controls

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our Disclosure Controls and internal controls will prevent all errors and all fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management or board override of the control.

The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.  Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Item 9B.  Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Directors and Officers

Our bylaws allow the number of directors to be fixed by the Board of Directors.  Our Board of Directors has fixed the number of directors at two.

Our current directors and officers are as follows:

Name	Age	Position
Robert Kane	38	Director, President, C.E.O., Principal Executive Officer and Treasurer
Chad Johnson	45	Director, C.O.O., C.F.O., Principal Accounting Officer and Secretary

The directors will serve as directors until our next shareholder meeting or until a successor is elected who accepts the position.  Officers hold their positions at the will of the Board of Directors.  There are no arrangements, agreements or understandings between non-management shareholders and management under which non-management shareholders may directly or indirectly participate in or influence the management of our affairs.

Robert Kane, Director, President, C.E.O., Principal Executive Officer and Treasurer

Mr. Kane worked as a registered representative for Stifel Nicolaus & Co. from November 2008 to December 2009.  From January 2010 to February 2011, Mr. Kane worked as president of Cannabis Consulting, Inc.  Mr. Kane has worked as vice president of investor relations for Cannabis Science, Inc. (OTCBB:  CBIS) from September 2011 to present.

Chad Johnson, Director, C.O.O., C.F.O., Principal Accounting Officer and Secretary

Mr. Chad S. Johnson, a native Kansan, is a 1989 graduate of Harvard with a concentration in economics and a 1992 graduate of Harvard Law School.  After a federal clerkship, Mr. Johnson worked as a financial institutions mergers, acquisitions and regulatory attorney for Skadden Arps Slate Meagher & Flom LLP from 1993 through 2000, taking a leave to work full-time on the Gore/Lieberman campaign and subsequent recount effort.  Mr. Johnson served as founder, pro bono general counsel, and/or director for several gay and lesbian civil rights organizations and AIDS charitable organizations during his time at Skadden Arps.  He then served as executive director of the national LGBT democrats’ organization for two years before pursuing various private entrepreneurial ventures while also serving as chief of staff and general counsel for a premier cosmetic surgery center from 2003 to present.  In 2010, Mr. Johnson co-founded and joined the board of directors of the non-profit World AIDS Institute and thereafter the Timothy Ray Brown Foundation of the World AIDS Institute.  As well he has been a director and General Counsel of Cannabis Science, Inc. (OTCBB: CBIS) since December 2012 and Director and COO of the X-Change Corporation (OTCBB: XCHC) since January 2013.

Significant Employees

There are no individuals other than our executive officers who make a significant contribution to our business.

Family Relationships

There are no family relationships among our officers or directors.

Legal Proceedings

No officer, director or persons nominated for such positions, promoter or significant employee has been involved in the last ten years in any of the following:

•

Any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

•

Any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

•

Being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and

•

Being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Section 16(a) Beneficial Ownership Compliance Reporting

Section 16(a) of the Securities Exchange Act of 1934 requires a company’s directors and officers, and persons who own more than ten-percent (10%) of the company’s common stock, to file with the Securities and Exchange Commission reports of ownership on Form 3 and reports of change in ownership on Forms 4 and 5.  Such officers, directors and ten-percent stockholders are also required to furnish the company with copies of all Section 16(a) reports they file.  Based solely on our review of the copies of such forms received by us and on written representations from certain reporting persons, we believe that all Section 16(a) reports applicable to our officers, directors and ten-percent stockholders with respect to the fiscal year ended February 28, 2013 were filed.

Code of Ethics

We have not yet adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions because we have not yet finalized the content of such a code. Companies whose equity securities are listed for trading on the OTC Bulletin Board are not currently required to implement a code of ethics.

Director Nominees

As of February 28, 2013 there have been no material changes to the procedures by which security holders may recommend nominees to our Board of Directors.

Audit Committee

The functions of the Audit Committee are currently carried out by our Board of Directors.  Our Board of Directors has determined that we do not presently need an audit committee financial expert on our Board of Directors carrying out the duties of the Audit Committee.  Our Board of Directors has determined that the cost of hiring a financial expert to act as one of our directors and to be a member of the Audit Committee or otherwise perform Audit Committee functions outweighs the benefits of having a financial expert on the Audit Committee.

Item 11.  Executive Compensation.

The table below summarizes all compensation awarded to, earned by or paid to our executive officer by any person for all services rendered in all capacities to us for the fiscal period from our inception on February 1, 2011 to February 28, 2013 (our fiscal year-end).

Summary Compensation

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensa tion ($)	Non-qualified Deferred Compensation Earnings ($)	All Other Compensa tion ($)	Total ($)
Robert Kane, Director, President, C.E.O., Principal Executive Officer and Treasurer	2013	0	0	0	0	0	0	0	0
	2012	0	0	0	0	0	0	0	0
Chad Johnson, Director, C.O.O., C.F.O., Principal Accounting Officer and Secretary	2013	0	0	0	0	0	0	0	0
	2012	0	0	0	0	0	0	0	0

Our executive officers and directors did not receive any other compensation as directors or officers or any benefits.

Outstanding Equity Awards at Fiscal Year End

As of February 28, 2013, we did not have any unexercised stock options held by any of our shareholders.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth the ownership, as of June 12, 2013, of our common stock by each of our directors, and by all executive officers and directors as a group, and by each person known to us who is the beneficial owner of more than 5% of any class of our securities.  As of June 12, 2013, there were 5,361,015 common shares issued and outstanding.  All persons named have sole voting and investment power with respect to the shares, except as otherwise noted.  The number of shares described below includes shares which the beneficial owner described has the right to acquire within 60 days of the date of this Annual Report.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Common	Robert Lawrence 1810 East Sahara Ave Suite 1571 Las Vegas, NV 89104	5,000,000	93.3%
	All Executive Officers and Directors as a Group	5,000,000	93.3%

(1)

Robert Lawrence is our former President CEO, CFO Secretary, Treasurer and a Director.

(2)

Calculated based on issued and outstanding shares of 5,361,015 as June 12, 2013.

Pension, Retirement or Similar Benefit Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits to our directors or executive officers.  We have no material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of the Board of Directors or a committee thereof.

Compensation Committee

We currently do not have a compensation committee of the Board of Directors or a committee performing a similar function.  It is the view of the Board that it is appropriate for us not to have such a committee because of our size and because the Board as a whole determines executive compensation.  Each of our directors is also is a senior officer of the company.

Compensation Committee Report

Our Board of Directors as a whole has revised and discussed the compensation discussion and analysis disclosed in this Form 10-K and based on this review and discussion, has determined that the disclosure be included in this annual report.

Compensation of Directors

We do not pay our directors any fees for attendance at Board meetings or similar remuneration or reimburse them for any out-of-pocket expenses incurred by them in connection with our business.

Change of Control

As of February 28, 2013 we had no pension plans or compensatory plans or other arrangements which provide compensation in the event of a termination of employment or a change in our control.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

None of the following parties has, since our date of incorporation, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us:

•

Any of our directors or officers;

•

Any person proposed as a nominee for election as a director;

•

Any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting   rights attached to our outstanding shares of common stock;

•

Our sole promoter, Roxana Gloria Candela Calixto;

•

Any relative or spouse of any of the foregoing persons who has the same house as such person;

•

Immediate family members of directors, director nominees, executive officers and owners of 5% or  more of our common stock.

Director Independence

The rules of the SEC require that we, because we are not listed on any national securities exchange, choose a definition of director “independence” for purposes of determining which directors are independent.  We have chosen to follow the definition of independence as determined by the Marketplace Rules of The Nasdaq National Market (“NASDAQ”).  Pursuant to NASDAQ’s definition, we do not have any independent directors.

Item 14.  Principal Accounting Fees and Services

Audit, Audit-Related and Non-Audit Fees

The following table represents fees for the professional audit services and fees billed for other services rendered by our current auditors, Sadler, Gibb & Associates for the audit of our consolidated annual financial statements for the years ended February 29, 2012 and February 28, 2013 and any other fees billed for other services rendered Sadler, Gibb & Associates, LLC during that period.

Description of Service	Year ended February 28, 2013 ($)	Year ended February 29, 2012 ($)
Audit fees	10,000	10,000
Audit-related fees
Tax fees
All other fees
Total	10,000	10,000

Audit Committee Approval

Since our inception, our Board of Directors, performing the duties of the audit committee, has reviewed all audit and non-audit related fees at least annually.  The Board, acting as the audit committee, pre-approved all audit related services for the year ended February 28, 2013.

PART IV

Item 15.  Exhibits, Financial Statement Schedules

The financial statement schedules are omitted because they are inapplicable or the requested information is shown in our financial statements or related notes thereto.

Exhibits
Exhibit Number	Exhibit Description
31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14 or 15d-14 of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14 or 15d-14 of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
EX-101.INS	XBRL Instance Document
EX-101.SCH	XBRL Taxonomy Extension Schema
EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase
EX-101.LAB	XBRL Taxonomy Extension Label Linkbase
EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase
EX-101.DEF	XBRL Taxonomy Extension Definition Linkbase

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned thereunto duly authorized.

PHARMA INVESTING NEWS, INC.

Date: June 13, 2013	By:	/s/ Robert Kane
Robert Kane
Director, President, C.E.O., Principal Executive Officer and Treasurer

Pursuant to the requirements of the Exchange Act this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert Kane Robert Kane	Director, President, C.E.O., Principal Executive Officer and Treasurer	June 13, 2013
/s/ Chad Johnson Chad Johnson	Director, C.O.O., C.F.O., Principal Accounting Officer and Secretary	June 13, 2013

