Form 10-Q
period 2013-05-31
PHARMA INVESTING NEWS, INC.
filed 2013-07-22
CIK 1520047

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2013

☐ TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

For the transition period from _________ to _________

Commission File Number: 000-54738

PHARMA INVESTING NEWS, INC.

(Name of Small Business Issuer in its charter)

Nevada	32-0337695
(state or other jurisdiction of incorporation or organization)	(I.R.S. Employer I.D. No.)

9107 Wilshire Blvd. Suite 450 Beverly Hills, California	90210
(Address of principal executive offices)	(Zip Code)

1-888-267-1175

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was require to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   ☑   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐      Accelerated filer ☐     Non-accelerated filer ☐     Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

APPLICABLE ONLY TO CORPORATE ISSUERS

As of July 19, 2013 the registrant had 10,361,015 shares of common stock outstanding.

PHARMA INVESTING NEWS, INC.

2

PART I – FINANCIAL INFORMATION

PHARMA INVESTING NEWS, INC.

(A Development Stage Company)

Condensed Financial Statements
For the Period Ended May 31, 2013

(unaudited)

Condensed Balance Sheets (unaudited)

Condensed Statements of Operations (unaudited)

F-2

Condensed Statements of Cash Flows (unaudited)

F-3

Notes to the Condensed Financial Statements (unaudited)

F-4

3

PHARMA INVESTING NEWS, INC.

(A Development Stage Company)

Condensed Balance Sheets

(Expressed in US dollars)

	May 31, 2013 $ (unaudited)	February 28, 2013 $

ASSETS

Cash	–	33
Prepaid Expenses	664,201

Total Assets	664,201	33

LIABILITIES

Current Liabilities

Accounts payable and accrued liabilities	2,361	9,113
Due to related parties	70,997	56,685

Total Liabilities	73,358	65,798

STOCKHOLDERS’ DEFICIT

Preferred Stock
Authorized: 10,000,000 preferred shares with a par value of $0.001 per share
Issued and outstanding: nil preferred shares	–	–

Common Stock
Authorized: 290,000,000 common shares with a par value of $0.001 per share
Issued and outstanding: 15,361,015 and 5,361,015 common shares, respectively	15,361	5,361

Additional paid-in capital	711,416	19,909

Accumulated deficit during the development stage	(135,934)	(91,035)

Total Stockholders’ Deficit	(590,843)	(65,765)

Total Liabilities and Stockholders’ Deficit	(664,201)	33

(The accompanying notes are an integral part of these condensed financial statements)

F-1

4

PHARMA INVESTING NEWS, INC.

(A Development Stage Company)

Condensed Statements of Operations

(Expressed in US dollars)

(unaudited)

	For the Three Months Ended May 31, 2013 $	For the Three Months Ended May 31, 2012 $	Accumulated from February 8, 2011 (date of inception) to May 31, 2013 $

Revenues	–	–	–

Operating Expenses

Consulting fees	35,799	–	40,799
General and administrative	293	472	9,387
Professional fees	8,807	15,792	125,248

Total Operating Expenses	44,899	16,264	175,434

Net Loss before Other Income	(44,899)	(16,264)	(175,434)

Other Income

Gain on settlement of debt	–	–	39,500

Net Loss	(44,899)	(16,264)	(135,934)
Net Loss per Share – Basic and Diluted	-	–
Weighted Average Shares Outstanding – Basic and Diluted	11,447,942	5,232,931

(The accompanying notes are an integral part of these condensed financial statements)

PHARMA INVESTING NEWS, INC.

(A Development Stage Company)

Condensed Statements of Cash Flows

(Expressed in US dollars)

(unaudited)

	For the Three Months Ended May 31, 2013 $	For the Three Months Ended May 31, 2012 $	Accumulated from February 8, 2011 (date of inception) to May 31, 2013 $

Operating Activities

Net loss for the period	(44,899)	(16,264)	(135,934)

Adjustments to reconcile net loss to cash used in operating activities:

Gain on settlement of debt	–	–	(39,500)
Expenses paid by related party	15,852	–	59,669

Changes in operating assets and liabilities:

Prepaid expenses	35,799	–	(664,201)
Accounts payable and accrued liabilities	(6,752)	11,820	41,861

Net Cash Used In Operating Activities	–	(3,944)	(38,105)

Financing Activities

Proceeds from issuance of shares	–	12,551	25,270
Proceeds from related party	–	–	30,954
Repayments to related party	(33)	(18,000)	(18,119)

Net Cash Provided by (Used in) Financing Activities	(33)	(5,449)	38,105

Increase (Decrease) in Cash	(33)	(9,393)	–

Cash – Beginning of Period	33	12,386	–

Cash – End of Period	–	2,993	–

Non-cash Investing and Financing Activities

Forgiveness of related party debt	1,507	–	1,507
Common stock issued for prepaid services	700,000		700,000

Supplemental Disclosures

Interest paid	–	–	–
Income tax paid	–	–	–

(The accompanying notes are an integral part of these condensed financial statements)

PHARMA INVESTING NEWS, INC.

(A Development Stage Company)

Notes to the Condensed Financial Statements

May 31, 2013

(Expressed in US dollars)

(unaudited)

1.

Nature of Operations and Continuance of Business

Pharma Investing News, Inc. (the “Company”) was incorporated in the State of Nevada on February 8, 2011. The Company is a Development Stage Company, as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 915, Development Stage Entities.

Going Concern

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As of May 31, 2013, the Company has not recognized any revenue, and has a working capital of $590,843 and an accumulated deficit of $135,934. The continuation of the Company as a going concern is dependent upon the continued financial support from its management, and its ability to identify future investment opportunities and obtain the necessary debt or equity financing, and generating profitable operations from the Company’s future operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.  These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.

Summary of Significant Accounting Policies

a)

Basis of Presentation

The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) and are expressed in U.S. dollars. The Company’s fiscal year end is February 28.

b)

Interim Financial Statements

These interim unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended February 28, 2013.

The financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position at May 31, 2013, and the results of its operations and cash flows for the three month periods ended May 31, 2013 and 2012. The results of operations for the period ended May 31, 2013 are not necessarily indicative of the results to be expected for future quarters or the full year.

PHARMA INVESTING NEWS, INC.

(A Development Stage Company)

Notes to the Condensed Financial Statements

May 31, 2013

(Expressed in US dollars)

(unaudited)

2.

Summary of Significant Accounting Policies (continued)

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

PHARMA INVESTING NEWS, INC.

(A Development Stage Company)

Notes to the Condensed Financial Statements

May 31, 2013

(Expressed in US dollars)

(unaudited)

2.

Summary of Significant Accounting Policies (continued)

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

3.

Related Party Transactions

(a)

As at May 31, 2013, the Company owes $72,503 (2012 - $nil) to the President and Director of the Company for operating expenditures.  The amounts owing are unsecured, non-interest bearing, and due on demand.

(b)

During the period ended May 31, 2013, the Company made cash payments of $33 and its former President and Director forgave $1,507 of amounts owed from the Company, which has been recorded as additional paid-in capital. The remaining balance of $55,145 was reassigned from the former CEO to another related party of the Company.

4.

Common Shares

(a)

On April 5, 2013, the Company issued 10,000,000 common shares with a fair value of $700,000 to a company controlled by an officer or director of the Company for consulting and management fees.

5.

Subsequent Events

On July 15, 2013, the Company cancelled 5,000,000 shares owned by its former director.

We have evaluated subsequent events through the date of issuance of the financial statements, and did not have any additional material recognizable subsequent events.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Safe Harbor Statement

This report on Form 10-Q contains certain forward-looking statements.  All statements other than statements of historical fact are “forward-looking statements” for purposes of these provisions, including any projections of earnings, revenues, or other financial items; any statements of the plans, strategies, and objectives of management for future operation; any statements concerning proposed new products, services, or developments; any statements regarding future economic conditions or performance; statements of belief; and any statement of assumptions underlying any of the foregoing. Such forward-looking statements are subject to inherent risks and uncertainties, and actual results could differ materially from those anticipated by the forward-looking statements.

These forward-looking statements involve significant risks and uncertainties, including, but not limited to, the following: competition, promotional costs, and risk of declining revenues.  Our actual results could differ materially from those anticipated in such forward-looking statements as a result of a number of factors.  These forward-looking statements are made as of the date of this filing, and we assume no obligation to update such forward-looking statements.  The following discusses our financial condition and results of operations based upon our financial statements which have been prepared in conformity with accounting principles generally accepted in the United States.  It should be read in conjunction with our financial statements and the notes thereto included elsewhere herein.

The following discussion should be read in conjunction with our financial statements, including the notes thereto, appearing elsewhere in this Form 10-Q.  The discussions of results, causes and trends should not be construed to imply any conclusion that these results or trends will necessarily continue into the future.

Overview

We were incorporated pursuant to the laws of the State of Nevada on February 8, 2011.  We are a startup company and have not realized any revenues.  Our efforts, to date, have focused primarily on the development and implementation of our business plan.

Liquidity and Capital Resources

As of May 31, 2013, we had cash and cash equivalents of $nil and working capital of $590,843.  As of May 31, 2013 our accumulated deficit was $135,934.  For the three months ended May 31, 2013 our net loss was $44,899 compared to a net loss $16,264 during the same period in 2012.  This increase was due to an increase in consulting fees.

We used net cash of $nil in operating activities for the three months ended May 31, 2013 compared to using net cash of $3,944 in operating activities for the same period in 2012.  We did not use any money in investing activities for the three months ended May 31, 2013 or the same period ending in 2012.  We used net cash of $33 from financing activities for the three months ended May 31, 2013 compared using net cash of $5,449 in financing activities for the same period in 2012.

These financial statements have been prepared on the assumption that we are a going concern, meaning we will continue in operation for the foreseeable future and will be able to realize assets and discharge liabilities in the ordinary course of operations.  Different bases of measurement may be appropriate when a company is not expected to continue operations for the foreseeable future.  Our continuation as a going concern is dependent upon our ability to attain profitable operations and generate funds there-from, and/or raise equity capital or borrowings sufficient to meet current and future obligations.  Management plans to raise equity financings over the next twelve months to finance operations.  There is no guarantee that we will be able to complete any of these objectives.  We have incurred losses from operations since inception and at May 31, 2013, have an accumulated deficit that creates substantial doubt about our ability to continue as a going concern.

Results of Operations for the three months ended May 31, 2013 compared to the three months ended May 31, 2012 and from inception to May 31, 2013.

No Revenues

Since our inception on February 8, 2011 to May 31, 2013, we have not yet earned any revenues.  As of May 31, 2013, we have an accumulated deficit of $135,934 and we did not earn any revenues during the three months ending on May 31, 2013.  At this time, our ability to generate any significant revenues continues to be uncertain.  Our financial statements contain an additional explanatory paragraph in Note 1, which identifies issues that raise substantial doubt about our ability to continue as a going concern.  Our financial statements do not include any adjustment that might result from the outcome of this uncertainty.

Net Loss

We incurred a net loss of $44,899 for the three months ended May 31, 2013, compared to a net loss of $16,264 for the same period in 2012.  This increase in net loss was due to an increase in consulting fees.  From inception on February 8, 2011 to May 31, 2013, we have incurred a net loss of $135,934.  Our basic and diluted loss per share was $0.00 for the three months ended May 31, 2013, and $0.00 for the same period in 2012.

Expenses

Our total operating expenses increased from $16,264 to $44,899 for the three months ended May 31, 2013 compared to the same period in 2012.  This increase in expenses is mostly due to higher consulting fees.  Since our inception on February 8, 2011 to May 31, 2013, we have incurred total operating expenses of $135,934.

Inflation

The amounts presented in the financial statements do not provide for the effect of inflation on our operations or financial position.  The net operating losses shown would be greater than reported if the effects of inflation were reflected either by charging operations with amounts that represent replacement costs or by using other inflation adjustments.

Off-Balance Sheet Arrangements

As of May 31, 2013, we had no off-balance sheet transactions that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.  CONTROLS AND PROCEDURES

Management's Report on Internal Control over Financial Reporting.

Our Internal control over financial reporting is a process that, under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, was designed to provide reasonable assurances regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect our transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and our trustees; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on our financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that our controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As management, it is our responsibility to establish and maintain adequate internal control over financial reporting.  As of May 31, 2013, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our internal control over financial reporting using criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").  Based on our evaluation, we concluded that the Company maintained ineffective internal control over financial reporting as of May 31, 2013, based on criteria established in the Internal Control Integrated Framework issued by the COSO.

This quarterly report does not include an attestation report of the company's registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by the company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management's report in this quarterly report.

Evaluation of disclosure controls and procedures.

As of May 31, 2013, the Company's chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act.  Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective as of the date of filing this annual report applicable for the period covered by this report.

Changes in internal controls.

During the period covered by this report, no changes occurred in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

As of July 18, 2013 there are no material pending legal proceedings, other than ordinary routine litigation incidental to our business, to which we or any of our subsidiaries are a party or of which any of our properties is the subject.  Also, our management is not aware of any legal proceedings contemplated by any governmental authority against us.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS SECURITIES

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES.

None.

ITEM 5.  OTHER INFORMATION

On April 15, 2013, a change of control occurred when we issued 10,000,000 million shares to Castor Management Services Inc. pursuant to a Consulting Agreement dated April 5, 2013 (the “Agreement”).  Pursuant to the Agreement Castor will provide financial and business development services to the Company for a period of three years.

On July 15, 2013, our transfer agent processed request from our former officer and director Robert Lawrence to cancel all of his 5,000,000 issued and outstanding shares.  These shares were cancelled and returned back to treasury.

ITEM 6.  EXHIBITS

Exhibit	Exhibit
Number	Description
31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14 or 15d-14 of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14 or 15d-14 of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
EX-101.INS	XBRL Instance Document
EX-101.SCH	XBRL Taxonomy Extension Schema
EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase
EX-101.LAB	XBRL Taxonomy Extension Label Linkbase
EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase
EX-101.DEF	XBRL Taxonomy Extension Definition Linkbase

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned thereunto duly authorized.

      PHARMA INVESTING NEWS, INC.

Date: July 22, 2013	By:	/s/ Robert Kane
Robert Kane
President, Chief Executive
Officer and Director

Date: July 22, 2013	By:	/s/ Chad Johnson
Chad Johnson
Chief Financial Officer
and Director

