Form 10-Q
period 2013-08-31
PHARMA INVESTING NEWS, INC.
filed 2013-10-21
CIK 1520047

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2013

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of October 18, 2013 the registrant had 10,361,015 shares of common stock outstanding.

PHARMA INVESTING NEWS, INC.

2

PART I – FINANCIAL INFORMATION

PHARMA INVESTING NEWS, INC.

(A Development Stage Company)

Condensed Financial Statements
For the Period Ended August 31, 2013

(unaudited)

Condensed Balance Sheets (unaudited)

F-1

Condensed Statements of Operations (unaudited)

F-2

Condensed Statements of Cash Flows (unaudited)

F-3

Notes to the Condensed Financial Statements (unaudited)

F-4

3

PHARMA INVESTING NEWS, INC.

(A Development Stage Company)

Condensed Balance Sheets

(Expressed in US dollars)

	August 31, 2013 $ (unaudited)	February 28, 2013 $

ASSETS

Cash	–	33
Prepaid Expenses	608,396	–

Total Assets	608,396	33

LIABILITIES

Current Liabilities

Accounts payable and accrued liabilities	10,492	9,113
Due to related parties	72,997	56,685

Total Liabilities	83,489	65,798

STOCKHOLDERS’ DEFICIT

Preferred Stock
Authorized: 10,000,000 preferred shares with a par value of $0.001 per share
Issued and outstanding: nil preferred shares	–	–

Common Stock
Authorized: 290,000,000 common shares with a par value of $0.001 per share
Issued and outstanding: 10,361,015 and 5,361,015 common shares, respectively	10,361	5,361

Additional paid-in capital	716,416	19,909

Accumulated deficit during the development stage	(201,870)	(91,035)

Total Stockholders’ Deficit	524,907	(65,765)

Total Liabilities and Stockholders’ Deficit	608,396	33

(The accompanying notes are an integral part of these condensed financial statements)

F-1

4

PHARMA INVESTING NEWS, INC.

(A Development Stage Company)

Condensed Statements of Operations

(Expressed in US dollars)

(unaudited)

	For the Three Months Ended August 31, 2013 $	For the Three Months Ended August 31, 2012 $	For the Six Months Ended August 31, 2013 $	For the Six Months Ended August 31, 2012 $	Accumulated from February 8, 2011 (date of inception) to August 31, 2013 $

Revenues	–	–	–	–	–

Operating Expenses

Consulting fees	55,805	–	91,604	–	96,604
General and administrative	3,926	1,487	4,219	1,959	13,313
Professional fees	6,205	10,792	15,012	26,584	131,453

Total Operating Expenses	65,936	12,279	110,835	28,543	241,370

Net Loss before Other Income	(65,936)	(12,279)	(110,835)	(28,543)	(241,370)

Other Income

Gain on settlement of debt	–	39,500	–	39,500	39,500

Net Income (Loss)	(65,936)	27,221	(110,835)	10,957	(201,870)
Net Loss per Share – Basic and Diluted	(0.01)	–	(0.01)	–
Weighted Average Shares Outstanding – Basic and Diluted	12,589,276	5,361,015	12,018,624	5,296,973

(The accompanying notes are an integral part of these condensed financial statements)

F-2

PHARMA INVESTING NEWS, INC.

(A Development Stage Company)

Condensed Statements of Cash Flows

(Expressed in US dollars)

(unaudited)

	For the Six Months Ended August 31, 2013 $	For the Six Months Ended August 31, 2012 $	Accumulated from February 8, 2011 (date of inception) to August 31, 2013 $

Operating Activities

Net loss for the period	(110,835)	10,957	(201,870)

Adjustments to reconcile net loss to cash used in operating activities:

Gain on settlement of debt	–	(39,500)	(39,500)
Expenses paid by related party	17,852	30,000	61,669

Changes in operating assets and liabilities:

Prepaid expenses	91,604	–	91,604
Accounts payable and accrued liabilities	1,379	(9,004)	49,992

Net Cash Used In Operating Activities	–	(7,547)	(38,105)

Financing Activities

Proceeds from issuance of shares	–	12,551	25,270
Proceeds from related party	–	700	30,954
Repayments to related party	(33)	(18,086)	(18,119)

Net Cash Provided by (Used in) Financing Activities	(33)	(4,835)	38,105

Increase (Decrease) in Cash	(33)	(12,382)	–

Cash – Beginning of Period	33	12,386	–

Cash – End of Period	–	4	–

Non-cash Investing and Financing Activities

Cancellation of shares	5,000	–	5,000
Forgiveness of related party debt	1,507	–	1,507
Common stock issued for prepaid services	700,000	–	700,000

Supplemental Disclosures

Interest paid	–	–	–
Income tax paid	–	–	–

(The accompanying notes are an integral part of these condensed financial statements)

F-3

PHARMA INVESTING NEWS, INC.

(A Development Stage Company)

Notes to the Condensed Financial Statements

August 31, 2013

(Expressed in US dollars)

(unaudited)

1.

Nature of Operations and Continuance of Business

Pharma Investing News, Inc. (the “Company”) was incorporated in the State of Nevada on February 8, 2011. The Company is a Development Stage Company, as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 915, Development Stage Entities.

Going Concern

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business.  As of August 31, 2013, the Company has not recognized any revenue, and has an accumulated deficit of $201,870. The continuation of the Company as a going concern is dependent upon the continued financial support from its management, and its ability to identify future investment opportunities and obtain the necessary debt or equity financing, and generating profitable operations from the Company’s future operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.  These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position at August 31, 2013, and the results of its operations and cash flows for the three month periods ended August 31, 2013 and 2012.  The results of operations for the period ended August 31, 2013 are not necessarily indicative of the results to be expected for future quarters or the full year.

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

F-4

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

F-5

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

3.

Related Party Transactions

(a)

As at August 31, 2013, the Company owes $17,582 (2012 - $nil) to the President and Director of the Company for operating expenditures.  The amounts owing are unsecured, non-interest bearing, and due on demand.

(b)

During the period ended August 31, 2013, the Company made cash payments of $33 and its former President and Director forgave $1,507 of amounts owed from the Company, which has been recorded as additional paid-in capital.  The remaining balance of $55,145 was reassigned from the former CEO to another related party of the Company.

4.

Common Shares

(a)

On April 5, 2013, the Company issued 10,000,000 common shares with a fair value of $700,000 to a company controlled by an officer or director of the Company for consulting and management fees.

(b)

On July 15, 2013, the Company cancelled 5,000,000 shares owned by its former director.

5.

Subsequent Events

We have evaluated subsequent events through the date of issuance of the financial statements, and did not have any material recognizable subsequent events.

F-6

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

Liquidity and Capital Resources

As of August 31, 2013, we had cash and cash equivalents of $nil and working capital surplus of $524,907.  As of August 31, 2013 our accumulated deficit was $201,870.  For the three months ended August 31, 2013 our net loss was $65,936 compared to a net loss $12,279 during the same period in 2012.  This increase was due to an increase in consulting fees.

We used net cash of $nil in operating activities for the six months ended August 31, 2013 compared to using net cash of $7,547 in operating activities for the same period in 2012.  We did not use any money in investing activities for the six months ended August 31, 2013 or the same period ending in 2012.  We used net cash of $33 from financing activities for the six months ended August 31, 2013 compared using net cash of $4,835 in financing activities for the same period in 2012.

These financial statements have been prepared on the assumption that we are a going concern, meaning we will continue in operation for the foreseeable future and will be able to realize assets and discharge liabilities in the ordinary course of operations.  Different bases of measurement may be appropriate when a company is not expected to continue operations for the foreseeable future.  Our continuation as a going concern is dependent upon our ability to attain profitable operations and generate funds there-from, and/or raise equity capital or borrowings sufficient to meet current and future obligations.  Management plans to raise equity financings over the next twelve months to finance operations.  There is no guarantee that we will be able to complete any of these objectives.  We have incurred losses from operations since inception and at August 31, 2013, have an accumulated deficit that creates substantial doubt about our ability to continue as a going concern.

Results of Operations for the Six Months Ended August 31, 2013 Compared to the Same Period in 2012, and From Inception to August 31, 2013

Revenues

We have not generated any revenues from February 8, 2011 (inception) to August 31, 2013.

Net Loss

We incurred a net loss of $110,835 for the six months ended August 31, 2013 compared to our net loss of $28,543 for the six months ended August 31, 2012.  Since February 8, 2011 (date of inception) to August 31, 2013, we have incurred a net loss of $201,870.

Expenses

Our total operating expenses for the six months ended August 31, 2013 were $110,835 compared to $28,543, for the same period in 2012.  The increase in our expenses during 2013 was attributable to an increase in our consulting fees.  Our general and administrative expenses increased by $2,260 from $1,959 for the six months ended August 31, 2012 compared to $4,219 for the six months ended August 31, 2013.  Our general and administrative expenses consist of professional fees, management and consulting fees, stock based compensation, bank charges, travel, meals and entertainment, rent, office maintenance, communications (cellular, internet, fax and telephone), courier, postage costs and office supplies.

Results of Operations for the three months ended August 31, 2013 compared to the three months ended August 31, 2012 and from inception to August 31, 2013.

No Revenues

Since our inception on February 8, 2011 to August 31, 2013, we have not yet earned any revenues.  As of August 31, 2013, we have an accumulated deficit of $201,870.  At this time, our ability to generate any significant revenues continues to be uncertain.  Our financial statements contain an additional explanatory paragraph in Note 1, which identifies issues that raise substantial doubt about our ability to continue as a going concern.  Our financial statements do not include any adjustment that might result from the outcome of this uncertainty.

Net Loss

We incurred a net loss of $65,936 for the three months ended August 31, 2013, compared to a net loss of $27,221 for the same period in 2012.  This increase in net loss was due to an increase in consulting fees.  From inception on February 8, 2011 to August 31, 2013, we have incurred a net loss of $201,870.  Our basic and diluted loss per share was $0.01 for the three months ended August 31, 2013, and $0.01 for the six months for August 31, 2012.

Expenses

Our total operating expenses increased from $12,279 to $65,936 for the three months ended August 31, 2013 compared to the same period in 2012.  This increase in expenses is mostly due to higher consulting fees.  Since our inception on February 8, 2011 to August 31, 2013, we have incurred total operating expenses of $241,370.

Inflation

The amounts presented in the financial statements do not provide for the effect of inflation on our operations or financial position.  The net operating losses shown would be greater than reported if the effects of inflation were reflected either by charging operations with amounts that represent replacement costs or by using other inflation adjustments.

Off-Balance Sheet Arrangements

As of August 31, 2013, we had no off-balance sheet transactions that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

As management, it is our responsibility to establish and maintain adequate internal control over financial reporting.  As of August 31, 2013, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our internal control over financial reporting using criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").  Based on our evaluation, we concluded that the Company maintained ineffective internal control over financial reporting as of August 31, 2013, based on criteria established in the Internal Control Integrated Framework issued by the COSO.

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

As of August 31, 2013, the Company's chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act.  Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective as of the date of filing this annual report applicable for the period covered by this report.

Changes in internal controls.

During the period covered by this report, no changes occurred in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

As of October 18, 2013 there are no material pending legal proceedings, other than ordinary routine litigation incidental to our business, to which we or any of our subsidiaries are a party or of which any of our properties is the subject.  Also, our management is not aware of any legal proceedings contemplated by any governmental authority against us.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS SECURITIES

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES.

None.

ITEM 5.  OTHER INFORMATION

None.

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

      PHARMA INVESTING NEWS, INC.

Date: October 21, 2013	By:	/s/ Robert Kane
Robert Kane President, Chief Executive Officer and Director

Date: October 21, 2013	By:	/s/ Chad Johnson
Chad Johnson Chief Financial Officer and Director

