Form 10-Q
period 2013-11-30
PHARMA INVESTING NEWS, INC.
filed 2014-01-21
CIK 1520047

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2013

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of January 20, 2014 the registrant had 10,361,015 shares of common stock outstanding.

PHARMA INVESTING NEWS, INC.

FORM 10-Q

For the Period Ended November 30, 2013

 PART 1 FINANCIAL INFORMATION.

ITEM 1.  CONDENSED FINANCIAL STATEMENTS

PHARMA INVESTING NEWS, INC.

PHARMA INVESTING NEWS, INC.

(A Development Stage Company)

Condensed Financial Statements

For the Period Ended November 30, 2013

(unaudited)

Page No.
Condensed Balance Sheets as at November 30, 2013 and February 28, 2013	F-2
Condensed Statements of Operations for the three and nine months ended November 30, 2013 and 2012 and from inception February 8, 2011 to November 30, 2013	F-3
Condensed Statements of Cash Flows for the nine months ended November 30, 2013 and 2012 and from inception February 8, 2011 to November 30, 2013	F-4
Notes to Condensed Financial Statements	F-5

PHARMA INVESTING NEWS, INC.

(A Development Stage Company)

CONDENSED BALANCE SHEETS

(Expressed in US dollars)

	November 30, 2013 $ (unaudited)	February 28, 2013 $

ASSETS

Cash	–	33
Prepaid consulting	549,397	–

Total Current Assets	549,397	33

LIABILITIES

Current Liabilities

Accounts payable and accrued liabilities	14,241	9,113
Due to related parties	–	56,685
Notes payable	75,059	–

Total Current Liabilities	89,300	65,798

STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred Stock, $0.001 par value, 10,000,000 shares authorized,
Nil preferred shares issued and outstanding as November 30, 2013 and February 28, 2013.	–	–

Common Stock, $0.001 par value, 290,000,000 authorized,
10,361,015 common shares issued and outstanding at November 30, 2013 and 5,361,015 at February 28, 2013	10,361	5,361
Additional paid-in capital	716,416	19,909
Accumulated deficit	(266,680)	(91,035)

Total Stockholders’ Equity (Deficit)	460,097	(65,765)

Total Liabilities and Stockholders’ Equity (Deficit)	549,397	33

(The accompanying notes are an integral part of these condensed financial statements)

PHARMA INVESTING NEWS, INC.

(A Development Stage Company)

CONDENSED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED

November 30, 2013 and 2012

(Unaudited)

	For the three months Ended November 30,		For the nine months Ended November 30,		Accumulated from February 8, 2011 (inception) to November 30, 2013
	2013 $	2012 $	2013 $	2012 $

Revenues	–	–	–	–	–

Operating Expenses

Consulting fees	58,999	–	150,603	–	155,603
General and administrative	–	413	4,219	2,372	13,313
Professional fees	5,739	5,292	20,751	31,876	137,192

Total Operating Expenses	64,738	5,705	175,573	34,248	306,108

Net Loss before Other Income	(64,738)	(5,705)	(175,573)	(34,248)	(306,108)

Other Income (expense)

Gain on settlement of debt	–	–	–	39,500	39,500
Interest expense	(72)	–	(72)	–	(72)
Total other income (expense)	(72)	–	(72)	39,500	39,428

Net Income (Loss)	(64,810)	(5,705)	(175,645)	5,252	(266,680)
Net Loss per Share – Basic and Diluted	(0.01)	–	(0.02)	–
Weighted Average Shares Outstanding – Basic and Diluted	10,361,015	5,361,015	11,488,288	5,300,602

(The accompanying notes are an integral part of these condensed financial statements)

PHARMA INVESTING NEWS, INC.

(A Development Stage Company)

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED NOVEMBER 30, 2013 AND 2012

(Unaudited)

	November 30, 2013 $	November 30, 2012 $	Accumulated from February 8, 2011 (date of inception) to November 30, 2013 $

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	(175,645)	5,252	(266,680)
Adjustments to reconcile net loss to cash used in operating activities:
Gain on settlement of debt	–	(39,500)	(39,500)
Expenses paid by related party	–	35,500	43,817
Expenses paid by third party	19,914	–	19,914
Common stock issued for services	150,603	–	150,603
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	5,128	(8,920)	53,741
NET CASH USED IN OPERATING ACTIVITIES	-	(7,668)	(38,105)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from issuance of common shares	–	12,551	25,270
Repayments on notes payable	(33)	–	(33)
Proceeds from related party notes payable	–	840	30,954
Repayments to related party notes payable	–	(18,086)	(18,086)

NET CASH PROVIDED BY FINANCING ACTIVITIES	(33)	(4,695)	38,105

NET INCREASE (DECREASE) IN CASH	(33)	(12,363)	–
CASH, BEGINNING OF PERIOD	33	12,386	–
CASH, END OF PERIOD	–	23	–

SUPPLEMENTAL CASH FLOW INFORMATION:
Common stock issued for services	700,000	–	700,000
Cancellation of shares	5,000	–	5,000
Forgiveness of related party debt	1,507	–	1,507
Assignment of related party debt to non-related party	55,145	–	55,145

(The accompanying notes are an integral part of these condensed financial statements)

PHARMA INVESTING NEWS, INC.

(A Development Stage Company)

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A. Organization and General Description of Business

Pharma Investing News, Inc. (the “Company”) was incorporated in the State of Nevada on February 8, 2011.  On December 18, 2013, the Company changed its name from Pharma Investing News, Inc. to ImmunoClin Corporation. The Company is a Development Stage Company, as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 915, Development Stage Entities.

The Company is in the process of filing with FINRA to enact the name change to ImmunoClin Corporation and file for a stock symbol change.

B.  Basis of Presentation

These condensed financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in U.S. dollars.  The Company’s fiscal year end is February 28.

C. Interim Financial Reporting

While the information presented in the accompanying interim financial statements is unaudited, it includes all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in accordance with generally accepted accounting principles in the United States of America ("GAAP").  These interim financial statements follow the same accounting policies and methods of application as used in the February 28, 2013 audited financial statements of Pharma Investing News, Inc. (the “Company”).  All adjustments are of a normal, recurring nature. Interim financial statements and the notes thereto do not contain all of the disclosures normally found in year-end audited financial statements and these Notes to Financial Statements are abbreviated and contain only certain disclosures related to the nine month periods ended November 30, 2013 and 2012.  It is suggested that these interim financial statements be read in conjunction with the Company’s audited financial statements and related notes for the year ended February 28, 2013 included in our Form 10-K, filed with the Securities Exchange Commission on June 13, 2013. Operating results for the three and nine months ended November 30, 2013 are not necessarily indicative of the results that can be expected for the year ending February 28, 2014.

D.  Use of Estimates

The preparation of condensed financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the condensed financial statements in the period they are determined.

E.  Basic and Diluted Net Income (Loss) Per Share

Under ASC 260, "Earnings Per Share" ("EPS"), the Company provides for the calculation of basic and diluted earnings per share.  Basic EPS includes no dilution and is computed by dividing income or loss available to common shareholders by the weighted average number of common shares outstanding for the period.  Diluted EPS reflects the potential dilution of securities that could share in the earnings or losses of the entity.  As of November 30, 2013 the Company had no potential dilutive securities.

F.  Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

G. Fair Value Measurements

Under ASC Topic 820, the Company discloses the estimated fair values of financial instruments.  The carrying amounts reported in the balance sheet for current assets and current liabilities qualifying as financial instruments are a reasonable estimate of fair value.

In accordance with the reporting requirements of ASC Topic 825, Financial Instruments, the Company calculates the fair value of its assets and liabilities which qualify as financial instruments under this standard and includes this additional information in the notes to the condensed financial statements when the fair value is different than the carrying value of those financial instruments.  The estimated fair value of other current assets and current liabilities approximate their carrying amounts due to the relatively short maturity of these instruments.  None of these instruments are held for trading purposes.

H. Income Taxes

Under ASC Topic 740, “Income Taxes”, the Company is required to account for its income taxes through the establishment of a deferred tax asset or liability for the recognition of future deductible or taxable amounts and operating loss and tax credit carry forwards.  Deferred tax expense or benefit is recognized as a result of timing differences between the recognition of assets and liabilities for book and tax purposes during the year.

Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  Deferred tax assets are recognized for deductible temporary differences and operating loss, and tax credit carry forwards.  A valuation allowance is established to reduce that deferred tax asset if it is "more likely than not" that the related tax benefits will not be realized.

I. Unfiled Federal Tax Returns

For the years ending February 29, 2012 and February 28, 2013, the Company has not filed any federal tax returns.  The Company estimates that the amount of penalties, if any, will not have a material effect on the results of operations, cash flows or financial position.  No provisions have been made in the financial statements for such penalties, if any.

J. Stock-Based Compensation

Under  ASC Topic 718, ‘‘Compensation-Stock Compensation’’, the Company is required to measure all employee share-based payments, including grants of employee stock options, using a fair-value-based method and the recording of such expense in the statements of operations.  The Company has adopted ASC Topic 718 (SFAS 123R) as of January 1, 2006 and recognizes stock-based compensation expense using the modified prospective method.

K.  Revenue Recognition

Revenue is recognized at the time the educational materials or online seminars are provided and billed to the customer and collection of such fee is reasonably assured.  License fees and joint-venture profit sharing when evidenced by executed agreements, and other fees are recognized when earned and collection is reasonably assured.

L. Recent Accounting Pronouncements

During the nine months ended November 30, 2013 and through January 14, 2014, there were several new accounting pronouncements issued by the FASB. Each of these pronouncements, as applicable, has been or will be adopted by the Company.  Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s financial statements.

M. Reclassifications

For comparative purposes, certain prior period condensed financial statements items have been reclassified to conform with the current report classifications.

2.  GOING CONCERN

The accompanying condensed financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate the continuation of the Company as a going concern.  The Company reported an accumulated deficit of $266,680 and had a stockholders’ equity of $460,097 at November 30, 2013.

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

3.  RELATED PARTY TRANSACTIONS

During the period ended November 30, 2013, the Company made cash payments of $33 and its former President and Director forgave $1,506 of amounts owed from the Company, which has been recorded as additional paid-in capital.  On April 25, 2013, $55,145 was reassigned from the former CEO/President and Director, Robert Lawrence to Jagpal Holdings, Inc., a non-related party (see Note 4).

As of November 30, 2013, the Company does not owe any monies to officers or directors of the Company.

4.  NOTES PAYABLE

On November 30, 2013, $55,145 in notes payable are due to Jagpal Holdings, Inc. (see Note 3).  During the nine months ended November 30, 2013, Jagpal Holdings, Inc. loaned the Company $17,852 through 3rd party payments to suppliers, secured by a promissory note on June 1, 2013.  The notes are without interest and due and payable in 12 months on April 25, 2014 and June 1, 2014, respectively.  On October 21, 2013, $2,062 was loaned to the Company by Intrinsic Venture Corp. through a payment to a supplier and was secured by a promissory note without interest and due and payable in 12 months on October 21, 2014.

As of November 30, 2013, a total of $75,059 (February 28, 2013: $0) of notes payable are due to lenders that are non-interest bearing and are due 12 months from the date of issue and loan origination beginning on April 25, 2014 through October 21, 2014.

5.  EQUITY TRANSACTIONS

The Company is authorized to issue 290,000,000 shares of common stock with a par value of $0.001 per share.  These shares have full voting rights.  There were 10,361,015 issued and outstanding as of November 30, 2013.

The Company is also authorized to issue 10,000,000 shares of preferred stock, with a par value of $0.001 per share.  There were 0 issued and outstanding as of November 30, 2013.

During the nine months ended November 30, 2013, the Company issued the following common stock:

On April 5, 2013, the Company issued 10,000,000 shares of common stock with a fair market value of $700,000, or $0.07 per share, to Castor Management Services, Inc. for services rendered under a 3-year business and financial services contract.

On July 11, 2013, the former President/CEO and Director of the Company, Robert Lawrence, cancelled and returned to treasury 5,000,000 shares of common stock.  The Company recorded $5,000 as additional paid-in-capital for the cancellation.

6.  SUBSEQUENT EVENTS

On December 13, 2013, the Company entered into a Take Over Agreement (“TOA”) (Exhibit 99.1) with Immunoclin Limited (“IMC”), an England and Wales Corporation, to acquire 100% of the issued and outstanding shares of IMC from its founder and sole shareholder, Dr. Dorothy Bray, including all of its assets and liabilities (“Assets”), in exchange for the issuance of 10,000,000 shares of the Company’s common stock, with a fair market value of $20,000,000, based on the closing price of the Company’s stock on December 12, 2013.  The Company is currently working to engage an independent valuator to assess the value of IMC transaction and will provide an allocation of goodwill and intangibles upon completion of the valuation.

On December 13, 2013, the Company entered into a Control Shareholder Agreement with controlling shareholders, pursuant to which 1,000,000 share of Series A Preferred Stock are to be issued for control services provided to the Company.

On December 13, 2013, the company entered into five-year (5) management agreements with Dr. Dorothy Bray (CEO/President and Director), Chad S. Johnson (COO, General Counsel, and Director), James Scott Munro (CFO), and Raymond Dabney (Managing Consultant) pursuant to which each executive and manager are to receive 1,000,000 Rule 144 restricted common shares of the Company common stock, followed by payments one year following the signing of the Agreement (considered November 30, 2014) of an identical stock bonus of an additional 1,000,000 Form S-8 common shares of the Company common stock and 1,000,000 Rule 144 restricted common shares of the Company common stock.  The estimated fair value of each initial 1,000,000 common shares of stock compensation package is $2,000,000, based on the closing price of $2.00 per share for the Company’s stock on December 12, 2013.  In addition,  Dr. Bray and Mr. Munro are to each receive 1,000,000 Form S-8 common shares of the Company common stock in the Company with a fair market value of $2,000,000, or $2.00 per share.  A Black-Scholes model will be used to verify the fair market value of the stock compensation under U.S. GAAP.

On December 18, 2013, the Company filed a Certificate of Amendment with the Nevada Secretary of State to enact the following changes to its Articles:

(i)Change the Company’s name to ImmunoClin Corporation.

(ii)Divide the ten million (10,000,000) shares of Preferred Stock previously authorized as follows:

Preferred Stock (current class).  The total number of authorized Preferred Stock shall be nine million (9,000,000) shares, with the par value of $0.001 per share and one (1) vote per share.  Series A Preferred Stock (new class).  The total number of authorized Series A Preferred Stock shall be one million (1,000,000) shares, with par value of $0.001 per share and one thousand (1,000) votes per share.

In regards to the aforementioned subsequent events, refer to Form 8-K filed with the SEC on December 20, 2013, file no. 000-54738 for further details and agreements filed as exhibits thereto.

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

Liquidity and Capital Resources

As of November 30, 2013, we had cash and cash equivalents of $nil and working capital of $460,097.  As of November 30, 2013 our accumulated deficit was $266,680.  We used net cash of $19,914 in operating activities for the nine months ended November 30, 2013 compared to using net cash of $7,668 in operating activities for the same period in 2012.  We did not use any money in investing activities for the nine months ended November 30, 2013 or the same period ending in 2012.  The Company had net cash of $19,881 provided by financing activities for the Nine Months ended November 30, 2013 compared to $4,695 in financing activities for the same period in 2012.

These financial statements have been prepared on the assumption that we are a going concern, meaning we will continue in operation for the foreseeable future and will be able to realize assets and discharge liabilities in the ordinary course of operations.  Different bases of measurement may be appropriate when a company is not expected to continue operations for the foreseeable future.  Our continuation as a going concern is dependent upon our ability to attain profitable operations and generate funds there-from, and/or raise equity capital or borrowings sufficient to meet current and future obligations.  Management plans to raise equity financings over the next twelve months to finance operations.  There is no guarantee that we will be able to complete any of these objectives.  We have incurred losses from operations since inception and at November 30, 2013, have an accumulated deficit that creates substantial doubt about our ability to continue as a going concern.

Results of Operations for the Nine Months Ended November 30, 2013 Compared to the Same Period in 2012, and From Inception to November 30, 2013

Revenues

We have not generated any revenues from February 8, 2011 (inception) to November 30, 2013.

Net Loss

For the nine months ended November 30, 2013 our net loss was $175,645 compared to net income of $5,252 for the comparable prior year period ended November 30, 2012.  This decrease was due to a non-recurring gain on settlement of debt in 2012 and an increase in consulting fees for 2013.  Since February 8, 2011 (date of inception) to November 30, 2013, we have accumulated net losses and a deficit of $266,680.

Expenses

Our total operating expenses for the nine months ended November 30, 2013 were $110,835 compared to $28,543, for the same period in 2012.  The increase in our expenses during 2013 was attributable to an increase in our consulting fees.  Our general and administrative expenses increased by $1,959 from $2,372 for the Nine Months ended November 30, 2012 compared to $4,219 for the Nine Months ended November 30, 2013.  Our general and administrative expenses consist of professional fees, management and consulting fees, stock based compensation, bank charges, travel, meals and entertainment, rent, office maintenance, communications (cellular, internet, fax and telephone), courier, postage costs and office supplies.

Results of Operations for the three months ended November 30, 2013 compared to the three months ended November 30, 2012 and from inception to November 30, 2013.

No Revenues

Since our inception on February 8, 2011 to November 30, 2013, we have not yet earned any revenues.  As of November 30, 2013, we have an accumulated deficit of $266,680.  At this time, our ability to generate any significant revenues continues to be uncertain.  Our financial statements contain an additional explanatory paragraph in Note 1, which identifies issues that raise substantial doubt about our ability to continue as a going concern.  Our financial statements do not include any adjustment that might result from the outcome of this uncertainty.

Net Loss

For the three months ended November 30, 2013 our net loss was $64,810 compared to a net loss $5,705 during the same period in 2012.  This increase was due to an increase in consulting fees.  From inception on February 8, 2011 to November 30, 2013, we have incurred a net loss of $266,680.  Our basic and diluted loss per share was $0.01 for the three months ended November 30, 2013, and $0.03 for the Nine Months for November 30, 2012.

Expenses

Our total operating expenses increased from $5,705 to $64,738 for the three months ended November 30, 2013 compared to the same period in 2012.  This increase in expenses is mostly due to higher consulting fees.  Since our inception on February 8, 2011 to November 30, 2013, we have incurred total operating expenses of $306,108.

Inflation

The amounts presented in the financial statements do not provide for the effect of inflation on our operations or financial position.  The net operating losses shown would be greater than reported if the effects of inflation were reflected either by charging operations with amounts that represent replacement costs or by using other inflation adjustments.

Off-Balance Sheet Arrangements

As of November 30, 2013, we had no off-balance sheet transactions that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of November 30, 2013, due to the material weaknesses resulting from the Board of Directors not currently having any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K, and controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements.

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

PHARMA INVESTING NEWS, INC.
Date: January 21, 2014	By:	Dr. Dorothy Bray
Dr. Dorothy Bray
President, Chief Executive
Officer and Director

Date: January 21, 2014	By:	J. Scott Munro
J. Scott Munro
Chief Financial Officer