Form 10-K
period 2014-01-31
Immunoclin Corp
filed 2014-07-02
CIK 1520047

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 FORM 10-K

☑  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended January 31, 2014

☐  TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

For the transition year from _______________

Commission File Number: 333-174271

IMMUNOCLIN CORPORATION

(Exact name of registrant as specified in its charter)

Nevada	32-0337695
(state or other jurisdiction of incorporation or organization)	(I.R.S. Employer I.D. No.)

9107 Wilshire Blvd, Suite 450 Beverly Hills, California	90210
(Address of principal executive offices)	(Zip Code)

1-888-267-1175

(Registrant’s telephone number, including area code)

Securities registered pursuant to section 12(g) of the Act:  Common stock, Preferred stock

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes ☐  No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   Yes ☐  No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter year that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.   Yes ☑   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter year that the registrant was required to submit and post such files).  Yes ☑    No ☐  (Not required)

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐       Accelerated filer ☐      Non-accelerated filer ☐      Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐   No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of July 31, 2013 was $722,030 based upon the price $2.00 per share at which the common stock was last sold as of the last business day of the most recently completed second fiscal quarter, multiplied by the approximate number of shares of common stock held by persons other than executive officers, directors and five percent stockholders of the registrant without conceding that any such person is an “affiliate” of the registrant for purposes of the federal securities laws.

As of June 30, 2014, there were 26,471,154 shares of the registrant’s $0.001 par value common stock issued and outstanding.

Documents incorporated by reference: Amended Articles of Incorporation, Certificate of Designation-Series A preferred shares, and management agreements.

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

Use of Term

Except as otherwise indicated by the context, references in this report to “Company”, “IMCL”, “Immunoclin”, “Immunoclin.com”, “we”, “us” and “our” are references to Immunoclin Corporation.  All references to “USD” or United States Dollars refer to the legal currency of the United States of America.

PART I

ITEM 1.    BUSINESS

Overview

Immunoclin Corporation (formerly Pharma Investing News, Inc.) was incorporated in the State of Nevada on February 8, 2011.

On December 13, 2013, the Company acquired Immunoclin Limited (“IML”), an England and Wales incorporated company, which is now a wholly-owned subsidiary.  The Company changed both its name to Immunoclin Corporation and its stock symbol to IMCL in conjunction with this acquisition.  The Company works on advanced immunology research and development skill to serve the pharmaceutical, biotechnology and food industries, providing comprehensive, clinical and basic science research expertise at a commercial scale and quality.

We have a laboratory in Paris, France, corporate headquarters in Beverly Hills, California and our telephone number is +1 (888) 267-1175.

Research and Development

The Company continues research and development on several products including:

MIRA™—an intelligent algorithm to analyze the complex multi-variant data (cytokines and cellular markers) to identify people who are at risk of having heart attack. MIRA™ detects inflammatory factors that contribute to causing or enhancing processes leading to the obstruction of blood flow and ultimately to a cardiovascular event such as a heart attack.

GARD™—a genetic test for multiple genetic polymorphisms (variants) associated with increased risk of the most common form of dementia: late-onset Alzheimer’s disease.

PRIMALEUKIN™—commonly known as interleukin-22 (IL-22), has a unique position as a combined antibacterial, anti-fungal and antiviral agent, harnessing and amplifying the body’s own natural defense against, and recovery from, infection.

DACTELLIGENCE™—a technology and newly patented concept in bio-sensing with a potential to challenge state-of-the-art detection platforms in multiple diagnostic fields. This technology targets the delivery of pure electronic point-of-care devices capable of rapid detection while simultaneously processing data.

GastroWellBeing™ (GWB™) -an immunological food supplement.

Summaries of the Company’s product are located on our website at: http://immunoclin.com/index.php/products/products-overview

Intellectual Property

The Company has registered patents important to the Company’s business. From time to time, the Company may become involved in litigation to protect its intellectual property and defend against the alleged use of third-party intellectual property.

Products

            Immunoclin currently has several prototypes, concepts, and formulations for development of products MIRA™, GARD™, PRIMALEUKIN™, DACTELLIGENCE™, and GastroWellBeing™.  However, no products are currently in production.  The Company anticipates completing development of GastroWellBeing™ by Q3 and commencing sales by Q4 of the fiscal year ending January 31, 2015.

Employees/Consultants

As of the date of this filing, the Company has four executive officers, and one managing consultant, for a total of five staff under management contracts.  The Company has seven consultants under scientific advisor contracts.  The Company plans to hire additional laboratory and support staff during fiscal 2015.

Scientific Advisors

Mr. Railton Frith

          Mr. Frith, as an inventor, led the team of professionals that designed ImmunoClin's DACTELLIGENCE™ bio-sensing technology.  He was a founding member of the pioneering Silicon Valley network company Zynar/Nestar Systems.  As an independent technology expert, Mr. Firth has worked for a number of noted banks and financial institutes and has created large-scale high volume information systems for diverse industry leaders in such markets as publishing and clinical institutions.

Professor Antony Bayer, MB, FRCP

          Professor Bayer is the Personal Chair, Institute of Primary Care & Public Health, Cardiff University School of Medicine in Cardiff, Wales, UK. He is also the Head of the Geriatric Medicine Section as well as the Director of the Memory team.  He is a leading researcher in the area of dementia and has focused research on the clinical care of people with cognitive disorders, with special interest in Alzheimer’s disease. Prof. Bayer is Editor of the journal 'Reviews in Clinical Gerontology' and holds various Alzheimer's and Aging appointments.

Professor Jean Mariani, MD, PhD

          Professor Mariani is a neurobiologist and physician, leading researcher in the area of central nervous system diseases and aging. He is a professor at the Pierre and Marie Curie University (UPMC) in Paris, France, one of the largest and most respected European universities specializing in science and medicine, where he teaches neuroscience and the biology of aging. Prof. Mariani, among many honors, is the director of DHU FAST, a new multi-unit network of excellence conducting research into age related diseases, and of the newly built Charles Foix Institute of Longevity.

Marco Kaiser, PhD

          Dr. Kaiser is a key member of GenExpress GmbH, a known German molecular biology company. He studied at the Technical University Berlin in the field of medical biotechnology and completed his doctoral thesis in "Ultra sensitive multiplex diagnostics for emerging pathogens" at the Centre for Biological Threats and Specific Pathogens at the renowned Robert Koch Institute in Berlin, Germany. Dr. Kaiser has a strong background in developing technologies for use in virology and dermatological research, and has authored numerous scientific publications and oral presentations.

Gundula Piechotta, PhD

          Dr. Piechotta is biochemist and researcher for the Fraunhofer Institute for Silicon Technology (ISIT), Germany, one of Europe's most modern research facilities for microelectronics and microsystems technology. Dr. Piechotta is an expert in biotechnical microsystems, including bio-MEMS, microarrays, and other miniaturized and integrated devices for biological and biochemical diagnostics.

 Heinz Ellerbrok, PhD

          Heinz Ellerbrok, PhD is the deputy head of the Centre for Biological Safety, Robert Koch Institute (RKI), Germany, the central federal institution responsible for disease control and prevention and therefore the central federal reference institution for both applied and response-orientated research as well as for the Public Health Sector.  Dr Ellerbrok has long standing experience in virology including development and application of molecular diagnostics as well as applied and basic research on various pathogens, molecular biology and management of national and international research networks.

Professor Iwona Wybrańska, PhD

          Professor Wybrańska is the head of the Department of Genetic Diagnostic and Nutrigenomics, and Chair of Clinical Biochemistry, The Jagiellonian University, Medical College, Kraków, Poland. She is an expert in genotype-based personalized nutrition, a concept that links genotyping with specific nutritional advice in order to improve prevention and therapy of nutrition associated chronic diseases.

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

ITEM 1A.   RISK FACTORS

Not applicable. We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 1B.   UNRESOLVED STAFF COMMENTS

None.

ITEM 2.      PROPERTIES

Our corporate headquarters are located at 9107 Wilshire Blvd, Suite 450, Beverly Hills, CA 90210 where we rent an office and services on a monthly basis. As of the date of this filing, we are seeking to relocate our corporate head office to Washington, DC.

Our laboratory facility in located in Paris, France at the Centre de Recherche des Cordeliers (CRC).  The Company has a lease with the University of Pierre and Marie Currie (UPMC) under a contract with Immunoclin Limited since 2001 for the facility.  The Company is currently under negotiations with UPMC to renew and extend the lease.

Additional space and facilities may be required as we expand our operations. We do not foresee any significant difficulties in obtaining any required additional space. We currently do not own any real property.

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

PART II

ITEM 5.

MARKET FOR THE COMPANY’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock

As of June 30, 2014, there is limited trading of our Common Stock on the OTC Markets under the symbol “IMCL”.

The following table shows the high and low prices of our common shares on the OTC Bulletin Board for each quarter within the two most recent fiscal years.  The following quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions:

Fiscal Year Ending January 31, 2013	HIGH	LOW
Quarter Ending April 30, 2012	0.07	0.07
Quarter Ending July 31, 2012	0.07	0.07
Quarter Ending October 31, 2012	0.07	0.07
Quarter Ending January 31, 2013	0.07	0.07

Fiscal Year Ending January 31, 2014	HIGH	LOW
Quarter Ending April 30, 2013	2.00	0.07
Quarter Ending July 31, 2013	2.00	2.00
Quarter Ending October 31, 2013	2.00	2.00
Quarter Ending January 31, 2014	2.00	2.00

Record Holders

As of June 30, 2014, an aggregate of 26,471,154 shares of our Common Stock were issued and outstanding and owned by approximately 20 holders of record.

Recent Sales of Unregistered Securities

As set out below, we have issued securities in exchange for services and properties using exemptions available under the Securities Act of 1933.

During the year ended January 31, 2014, the Company issued stock pursuant to agreements with several parties as follows:

On December 13, 2013, the Company acquired Immunoclin Limited, an England and Wales company, through a Take Over Agreement.  In consideration for the acquisition, the Company issued 10,000,000 shares of common stock, with a fair market value of $20,000,000, or $2.00 per share, to Dr. Dorothy Bray in exchange for all issued and outstanding shares in Immunoclin Limited.  An independent valuation firm validated the purchase price for IML to be $20,000,000 consisting of $19,800,000 in intangibles-R&D, 654,992 in goodwill, and ($454,992) in net tangible assets acquired, which was confirmed by a third-party valuator assessment and opinion contracted by the Company’s auditor.  A total of $654,992 in unimpaired goodwill remains at January 31, 2014.

On December 13, 2013, the Company issued 6,000,000 shares of common stock, with a fair market value of $12,000,000 or $2.00 per share, pursuant to management agreements with executive officers, directors, and a management consultant of the Company.

On December 13, 2013, the Company issued 1,000,000 shares of Series A preferred stock, with a fair market value of $180,000 or $0.18 per share, to executive officers, management consultant, and consultant.

On December 13, 2013, the Company issued 100,000 shares of common stock, with a fair market value of $200,000 or $2.00 per share to the co-inventor of the of the DACTELLIGENCE™ patent to acquire the remaining 50% ownership pursuant to a License and Royalty Agreement dated October 1, 2013 with Immunoclin Limited.

On December 13, 2013, the Company issued 42,500 shares of common stock with a fair market value of $85,000 or $2.00 per share to a consultant for settlement of $85,000 in fees due pursuant to a settlement agreement.

Cancellation of Equity Securities

On July 11, 2013, Robert Lawrence, the former CEO/President and director of the Company cancelled 5,000,000 shares of common stock into the Company treasury.  The Company recorded $5,000 in additional paid-in capital and ($5,000) to common stock for the cancellation.

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

Recent Developments

On December 13, 2013, the Company acquired Immunoclin Limited, an England and Wales company, through a Take Over Agreement.  In consideration for the acquisition, the Company issued 10,000,000 shares of common stock, with a fair market value of $20,000,000, or $2.00 per share, to Dr. Dorothy Bray in exchange for all issued and outstanding shares in Immunoclin Limited.  An independent valuation firm validated the purchase price for IML to be $20,000,000 consisting of $19,800,000 in intangibles-R&D, 654,992 in goodwill, and ($454,992) in net tangible assets acquired, which was confirmed by a third-party valuator assessment and opinion.  A total of $654,992 in unimpaired goodwill remains at January 31, 2014.  Immunoclin Limited works on advanced immunology research and development skill to serve the pharmaceutical, biotechnology and food industries, providing comprehensive, clinical and basic science research expertise at a commercial scale and quality.

CONSOLIDATED RESULTS OF OPERATIONS

Working Capital

	January 31, 2014 $	January 31, 2013 $
Current Assets	584,339	201,545
Current Liabilities	725,468	513,195
Working Capital Deficit	(141,129)	(311,650)

Cash Flows

	Year Ended	Year Ended
	January 31, 2014 $	January 31, 2013 $
Cash Flows used in Operating Activities	(110,629)	156,000
Cash Flows from Investing Activities	(6,590)	─
Cash Flows from Financing Activities	2,029	(42,947)
Net increase (decrease) in Cash During Year	(115,190)	113,053

Operating Revenues

We generated no revenues for the year ended January 31, 2014 and minimal revenues of $182,621 for the year ended 2013.

For the Year Ended January 31, 2014 (“2014”) as Compared to the Year Ended January 31, 2013 (“2013”)

For 2014, the Company earned $0 revenues compared to $182,621 for 2013.  The reduced revenues are the result of the Company stopping contracted clinical services for 3rd parties in order to focus on internal research and development of its own patents and products.

For 2014, the Company incurred $12,982,473 of operating expenses compared to $144,185 for 2013.  This increase is due to the following major changes in operating expenses:

(i)

Amortization increased to $206,534 in 2014 from $0 in 2013.  This increase is the result of amortization on R&D and patent intangibles acquired with Immunoclin Limited on December 13, 2013 for 2014.  There were no intangibles to amortize in 2013.

(ii)

Management and consulting fees increased to $12,453,670 for 2014 compared to $0 for 2013, which was the result management and consulting contracts entered into in 2014 and relating stock-based compensation and management fees.  $12,369,671 was non-cash stock-based compensation.

(iii)

General and administrative expenses increased from $143,416 in 2013 to $167,464, representing an increase of $24,048 or 16.8%, in 2014.  This increase was due to increased operating activity and related G&A expenses in 2014 as compared to 2013.

(iv)

Research and development expenses increased to $98,276 in 2014 as compared to $93,124 for 2013, representing an increase of $5,152 of 5.5%.  This increase was due to increased laboratory and clinical work and related expenses on development of patents and products in 2014 as compared to 2013.

For the years ended January 31, 2014 and January 31, 2013, the Company had a loss per share of $1.21 and $0.01, respectively.

LIQUIDITY AND CAPITAL RESOURCES

As at January 31, 2014, the Company had cash of $51,956 and total assets of $21,039,038 compared with $167,146 in cash and $202,807 in total assets at January 31, 2013. The increase in assets resulted from the acquisition of Immunoclin Limited on December 13, 2013.  The Company had total liabilities of $725,468 at January 31, 2014 compared with $513,195 at January 31, 2013.  The increase in total liabilities is attributed to accrued management fees and notes payable.

Cash flows from Operating Activities

During the year ended January 31, 2014, the Company used cash of $110,629 in operating activities compared with cash provided by operating activities of $156,000 for the year ended January 31, 2013.  The increase in cash used for operating activities is a result of increased operating activity and expenses during the year.

Cash flows from Investing Activities

During the year ended January 31, 2014, the Company used $6,590 in cash for investing activities, net of acquisition adjustments, compared to $0 for the year ended January 31, 2013.

Cash flows from Financing Activities

During the year ended January 31, 2014, the Company had cash provided by financing activities of $2,029 compared to $42,947 in cash used by financing activities for the year ended January 31, 2013.

Critical Accounting Policies

Our consolidated financial statements and accompanying notes have been prepared in accordance with United States generally accepted accounting principles applied on a consistent basis.  The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting years.

We regularly evaluate the accounting policies and estimates that we use to prepare our consolidated financial statements. A complete summary of these policies is included in the notes to our consolidated financial statements.  In general, management’s estimates are based on historical experience, on information from third-party professionals, and on various other assumptions that are believed to be reasonable under the facts and circumstances.  Actual results could differ from those estimates made by management.

Going Concern

We have not attained profitable operations and are dependent upon obtaining financing to complete research and development of the Companies products to bring them to market.  For these reasons, our auditors stated in their report on our audited consolidated financial statements that they have substantial doubt that we will be able to continue as a going concern without further financing.

Future Financings

Management intends to raise required working capital through private stock subscriptions, debt and/or equity financing.  Issuances of additional shares will result in dilution to existing stockholders.  There is no assurance that we will achieve any additional sales of the equity securities or arrange for debt or other financing, including on favorable terms, to fund planned R&D, production, acquisitions, and other operating activities.

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

Long-lived Assets

Under ASC Topic 360, “Property, Plant, and Equipment”, the Company is required to periodically evaluate the carrying value of long-lived assets to be held and used.  ASC Topic 360 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts.  In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets.  Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal.

Goodwill

Under ASC Topic 350 “Intangibles-Goodwill and Other”, goodwill is not amortized to expense, but rather that it is assessed or tested for impairment at least annually. Impairment write-downs are charged to results of operations in the period in which the impairment is determined. The Company did not identify any impairment on its outstanding goodwill from its most recent testing, which was performed as of January 31, 2014. If certain events occur which might indicate goodwill has been impaired, the goodwill is tested for impairment when such events occur. Other acquired intangible assets with finite lives, such as acquired R&D and patents, are required to be amortized over the estimated lives. These intangibles are generally amortized using the straight-line method over estimated useful lives.

The Company tests the carrying value of goodwill and indefinite life intangible assets for impairment at least once a year and more frequently if an event or circumstance indicates the asset may be impaired. An impairment loss is recognized if the amount of the asset’s carrying amount exceeds its recoverable amount. The recoverable amount is the higher of an asset’s fair value less selling expenses or its value in use. For the purposes of assessing impairment, assets are grouped at the lowest levels for which there are separately identifiable cash inflows (cash generating units).

The Company is adopting ASU update number 2012-02—Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment whereby the Company will first assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that an indefinite-lived intangible asset is impaired.  If, after assessing the totality of events and circumstances, we conclude that it is not more than likely than not that the indefinite-lived intangible asset is impaired, then we are not required to take further action.  If the Company concludes otherwise, then we will determine the fair value of the indefinite-lived intangible asset and perform the required quantitative impairment test by comparing the fair value with the carrying amount.

The Company did not record an impairment loss on goodwill for 2014.

Revenue Recognition

Revenues are recognized at the time clinical and laboratory services are completed and delivered pursuant to percentage of completion and/or milestone payments as per contracts with the Company’s customers.

Stock-based Compensation

Under ASC Topic 718, ‘‘Compensation-Stock Compensation’’, the Company is required to measure all employee share-based payments, including grants of employee stock options, using a fair-value-based method and the recording of such expense in the statements of operations.  The Company has adopted ASC Topic 718 (SFAS 123R) and recognizes stock-based compensation expense using the modified prospective method.

Research and Development Expense

Under ASC Topic 730 “Research and Development”, costs are expensed as incurred. These expenses include the costs of our proprietary R&D efforts, as well as costs incurred in connection with certain licensing arrangements.  Before a product receives regulatory approval, we record upfront and milestone payments made by us to third parties under licensing arrangements as expense. Upfront payments are recorded when incurred, and milestone payments are recorded when the specific milestone has been achieved.  Once a product receives regulatory approval, any milestone payments will be recorded as Identifiable intangible assets, less accumulated amortization and, unless the asset is determined to have an indefinite life, amortization of the payments will be on a straight-line basis over the remaining agreement term or the expected product life cycle, whichever is shorter.

Recently Issued Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect as of the date of this filing.  These pronouncements did not have any material impact on the consolidated financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

IMMUNOCLIN CORPORATION

Consolidated Financial Statements

For the Years Ended January 31, 2014 and January 31, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

ImmunoClin Corp.

We have audited the accompanying consolidated balance sheets of ImmunoClin Corp. (the Company) as of January 31, 2014 and 2013 and the related consolidated statements of operations, stockholders’ deficit and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ImmunoClin Corp. as of January 31, 2014 and 2013, and the results of their operations and cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has an accumulated deficit of $12,862,769 which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Sadler, Gibb & Associates, LLC

Salt Lake City, UT

July 1, 2013

IMMUNOCLIN CORPORATION

Consolidated Balance Sheets

As of January 31, 2014 and 2013

	2014 $	2013 $

ASSETS

Cash	51,956	167,146
Accounts receivable	14,309	34,399
Other receivable	7,745	–
Prepaid expenses	510,329	–
	584,339	201,545

Property and equipment, net (Note 8)	6,241	1,262
Intangibles, net (Note 9)	19,793,466	–
Goodwill	654,992	–

Total Assets	21,039,038	202,807

LIABILITIES

Current Liabilities
Accounts payable	177,817	456,510
Accrued expenses, primarily management fees	469,888	–
Due to related parties (Note 4)	2,704	56,685
Notes payable, related parties (Note 5)	2,062	–
Notes payable, stockholders (Note 5)	72,997	–
Total Liabilities	725,468	513,195

Commitments and contingencies – Note 10	–	–

STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred stock, $0.001 par value, 9,000,000 shares authorized,
0 shares issued and outstanding at January 31, 2014 and January 31, 2013	–	–
Series A Preferred stock, $0.001 par value, 1,000,000 shares authorized, 1,000,000 shares issued and outstanding at
January 31, 2014 and 0 at January 31, 2013	1,000	–
Common Stock, $0.001 par value, 290,000,000 shares authorized,
26,503,515 issued and outstanding January 31, 2014 and 5,361,015 at January 31, 2013	26,504	5,361
Additional paid-in capital	33,164,274	72,094
Accumulated deficit	(12,862,769)	(389,628)
Accumulated other comprehensive income	(15,439)	1,785

Total Stockholders’ Equity (Deficit)	20,313,570	(310,388)

Total Liabilities and Stockholders’ Equity (Deficit)	21,039,038	202,807

IMMUNOCLIN CORPORATION

Consolidated Statements of Operations

For the years ended January 31, 2014 and 2013

	2014 $	2013 $

Revenues	–	182,621

Operating Expenses
Amortization	206,534	–
Depreciation	1,611	1,508
Management and consulting fees	12,453,670	–
General and administrative	167,464	143,416
Professional fees	54,918	88,758
Research and development	98,276	93,124

Total operating expenses	12,982,473	326,806

Net Operating Loss	(12,982,473)	(144,185)

Other income (expenses)
Interest expense, net	(89)	(47)
Tax credits, research and development	2,245	75,794
	2,156	75,747
Net Loss	(12,980,317)	(68,438)
Other Comprehensive Income
Foreign exchange translation adjustment	(17,224)	(10,094)
	(17,224)	(10,094)
Net Comprehensive Loss	(12,997,541)	(78,532)

Net loss per share – basic and diluted	(1.21)	(0.01)
Weighted average shares outstanding – basic and diluted	10,774,666	5,315,824

IMMUNOCLIN CORPORATION

Consolidated Statements of Cash Flows

For the Years Ended January 31, 2014 and 2013

	2014 $	2013 $

Operating Activities
Net loss for the year	(12,980,371)	(68,438)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	206,534	–
Depreciation	1,611	2,396
Common stock issued for services	12,369,671	–
Expenses paid by related parties	20,555	39,000
Foreign exchange translation	(17,224)	(10,094)
Changes in operating assets and liabilities:
Accounts receivable	20,090	117,715
Other receivable	(7,746)	–
Accounts payable	(193,691)	312,005
Accrued expenses, primarily management fees	469,888	(236,584)
Net Cash Provided by (Used In) Operating Activities	(110,629)	156,000

Investing Activities
Purchase of property and equipment	(6,590)	–
Net Cash Used in Investing Activities	(6,590)	–

Financing Activities
Proceeds from the sale of common stock	–	12,550
Related party loans forgiven to share capital	–	–
Proceeds from related party notes payable	2,029	880
Repayment of related party loans	–	(56,377)
Net Cash Provided by Financing Activities	2,029	(42,947)
Change in Cash	(115,190)	113,053
Cash – Beginning of Year	167,146	54,093
Cash – End of Year	51,956	167,146

Supplemental Disclosures
Cancellation of common stock	5,000	–
Common stock issued for prepaid services	700,000	–
Common stock issued to acquire IML	20,000,000	–
Common stock issued to acquire patent	200,000	–
Common stock issued to extinguish debt	86,507	36,433

Interest paid	–	–
Income tax paid	–	–

IMMUNOCLIN CORPORATION

Consolidated Statements of Stockholders’ Equity (Deficit)

For the Years Ended January 31, 2014 and 2013

	Preferred Stock		Common Stock		Additional	Cumulative
	Shares	Par Value	Shares	Par Value	Paid-In Capital	Translation Adjustments	Deficit	Total
	#	$	#	$	$	$	$	$

Balance – January 31, 2012	–	–	5,181,698	5,182	23,290	11,879	(321,190)	(280,839)

Common stock issued for cash	–	–	179,317	179	12,371	–	–	12,550
Director loan forgiven to additional paid-in capital	–	–	–	–	36,433	–	–	36,433
Net loss for the year	–	–	–	–	–	(10,094)	(68,438)	(78,532)
			–	–
Balance – January 31, 2013	–	–	5,361,015	5,361	72,094	1,785	(389,628)	(310,388)

Preferred stock issued for services	1,000,000	1,000	–	–	179,000	–	–	180,000
Common stock issued for acquisition	–	–	10,000,000	10,000	19,990,000	–	–	20,000,000
Common stock issued for prepaid services	–	–	10,000,000	10,000	690,000	–	–	700,000
Common stock issued for services	–	–	6,000,000	6,000	11,994,000	–	–	12,000,000
Common stock issued to acquire patent	–	–	100,000	100	199,900	–	–	200,000
Common stock issued to extinguish debt	–	–	42,500	43	86,464	–	–	86,507

Cancellation of common stock	–	–	(5,000,000)	(5,000)	5,000	–	–	–
Adjustments to reconcile additional paid-in capital and retained earnings from IML acquisition	–	–	–	–	(52,184)	–	507,176	454,992
Net loss for the year	–	–	–	–	–	(17,224)	(12,980,317)	(12,997,541)
Balance – January 31, 2014	1,000,000	1,000	26,503,515	26,504	33,164,274	(15,439)	(12,862,769)	20,313,570

F-5

1.

Nature of Operations and Continuance of Business

Immunoclin Corporation (the “Company”), formerly Pharma Investing News, Inc., was incorporated in the State of Nevada on February 8, 2011.

On December 13, 2013, the Company acquired through a share for share takeover transaction Immunoclin Limited (“IML”), an England and Wales corporation, which is now a wholly-owned subsidiary.  The Company changed both its name to Immunoclin Corporation and its stock symbol to IMCL in conjunction with this acquisition.  The Company works on advanced immunology research and development skill to serve the pharmaceutical, biotechnology and food industries, providing comprehensive, clinical and basic science research expertise at a commercial scale and quality.

Going Concern

These consolidated financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As of January 31, 2014, the Company has not recognized any revenue, and has a working capital deficit of $141,129 and an accumulated deficit of $12,862,769. The continuation of the Company as a going concern is dependent upon the continued financial support from its management, and its ability to identify future investment opportunities and obtain the necessary debt or equity financing, and generating profitable operations from the Company’s future operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.  These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.

Summary of Significant Accounting Policies

 A.  Basis of Presentation

The consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) and are expressed in U.S. dollars.

The operating results of Immunoclin Limited (“IML”), acquired on December 13, 2013, were consolidated with the financial statements of the Company for the years ended January 31, 2014 and 2013.  An independent valuation firm validated the purchase price for IML to be $20,000,000 consisting of $19,800,000 in intangibles-R&D, 654,992 in goodwill, and ($454,992) in net tangible assets acquired, which was confirmed by a third-party valuator assessment.  A total of $654,992 in unimpaired goodwill remains at January 31, 2014.

The Company recorded adjustments of ($52,184) to additional paid-in capital and $507,176 to deficit for the year ended January 31, 2014 to reconcile the consolidated statement of stockholder’s equity (deficit) as a result of the acquisition of IML.

The Company’s fiscal year end was changed from February 28 to January 31 during 2014.

B.  Use of Estimates

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the consolidated financial statements in the period they are determined.

C.  Basic and Diluted Net Income (Loss) Per Share

Under ASC 260, "Earnings Per Share" ("EPS"), the Company provides for the calculation of basic and diluted earnings per share.  Basic EPS includes no dilution and is computed by dividing income or loss available to common shareholders by the weighted average number of common shares outstanding for the period.  Diluted EPS reflects the potential dilution of securities that could share in the earnings or losses of the entity.  For the years ended January 31, 2014 and 2013, basic and diluted loss per share are the same since the calculation of diluted per share amounts would result in an anti-dilutive calculation.

D.  Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

E.  Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable consists principally of trade receivables, which are recorded at the invoiced amount, net of allowances for doubtful accounts and prompt payment discounts. Trade receivables do not bear interest. The allowance for doubtful accounts represents management’s estimate of the amount of probable credit losses in existing accounts receivable, as determined from a review of past due balances and other specific account data. Account balances are written off against the allowance when management determines the receivable is uncollectible. The Company does not have off-balance sheet credit exposure related to its customers.

F. Prepaid Expense

Prepaid expenses consist of $510,329 in prepaid stock-based compensation under management contracts.  Prepaid stock-based compensation expense is amortized over the service periods pursuant to the agreements.

G. Long-Lived Assets

Under ASC Topic 360, “Property, Plant, and Equipment”, the Company is required to periodically evaluate the carrying value of long-lived assets to be held and used.  ASC Topic 360 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts.  In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets.  Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal.

The Company is adopting ASU update number 2012-02—Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment whereby the Company will first assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that an indefinite-lived intangible asset is impaired.  If, after assessing the totality of events and circumstances, we conclude that it is not more than likely than not that the indefinite-lived intangible asset is impaired, then we are not required to take further action.  If the Company concludes otherwise, then we will determine the fair value of the indefinite-lived intangible asset and perform the required quantitative impairment test by comparing the fair value with the carrying amount.

H. Fair Value Measurements

Under ASC Topic 820, the Company discloses the estimated fair values of financial instruments.  The carrying amounts reported in the balance sheet for current assets and current liabilities qualifying as financial instruments are a reasonable estimate of fair value.

In accordance with the reporting requirements of ASC Topic 825, Financial Instruments, the Company calculates the fair value of its assets and liabilities which qualify as financial instruments under this standard and includes this additional information in the notes to the consolidated financial statements when the fair value is different than the carrying value of those financial instruments (see Note 4).  The estimated fair value of other current assets and current liabilities approximate their carrying amounts due to the relatively short maturity of these instruments.  None of these instruments are held for trading purposes.

I. Goodwill and Intangible Assets

Under ASC Topic 350 “Intangibles-Goodwill and Other”, goodwill is not amortized to expense, but rather that it is assessed or tested for impairment at least annually. Impairment write-downs are charged to results of operations in the period in which the impairment is determined. If certain events occur which might indicate goodwill has been impaired, the goodwill is tested for impairment when such events occur. Other acquired intangible assets with finite lives, such as acquired R&D and patents, are required to be amortized over the estimated lives. These intangibles are generally amortized using the straight-line method over estimated useful lives.

The Company tests the carrying value of goodwill and indefinite life intangible assets for impairment at least once a year and more frequently if an event or circumstance indicates the asset may be impaired. An impairment loss is recognized if the amount of the asset’s carrying amount exceeds its recoverable amount. The recoverable amount is the higher of an asset’s fair value less selling expenses or its value in use. For the purposes of assessing impairment, assets are grouped at the lowest levels for which there are separately identifiable cash inflows (cash generating units).

The Company did not record an impairment loss on goodwill for 2014.

J. Revenue Recognition

Revenues are recognized at the time clinical and laboratory services are completed and delivered pursuant to percentage of completion and/or milestone payments as per contracts with the Company’s customers.

K. Research and Development Expenses

Under ASC Topic 730 “Research and Development”, costs are expensed as incurred. These expenses include the costs of our proprietary R&D efforts, as well as costs incurred in connection with certain licensing arrangements.  Before a product receives regulatory approval, we record upfront and milestone payments made by us to third parties under licensing arrangements as expense. Upfront payments are recorded when incurred, and milestone payments are recorded when the specific milestone has been achieved.  Once a product receives regulatory approval, any milestone payments will be recorded as Identifiable intangible assets, less accumulated amortization and, unless the asset is determined to have an indefinite life, amortization of the payments will be on a straight-line basis over the remaining agreement term or the expected product life cycle, whichever is shorter.

L. Income Taxes

Under ASC Topic 740, “Income Taxes”, the Company in required to account for its income taxes through the establishment of a deferred tax asset or liability for the recognition of future deductible or taxable amounts and operating loss and tax credit carry forwards.  Deferred tax expense or benefit is recognized as a result of timing differences between the recognition of assets and liabilities for book and tax purposes during the year.

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

Unfiled Federal Tax Returns:  For the years ending January 31, 2014 and 2013, the Company has not filed federal tax returns and may be subject to penalties.  The Company estimates that the amount of penalties, if any, will not have a material effect on the results of operations, cash flows or financial position.  No provisions have been made in the financial statements for such penalties, if any.

The Company is planning to have its accountants prepare and file overdue federal tax returns for the years ended January 31, 2014 and 2013 by Q4 of fiscal 2015.

M.  Stock-Based Compensation

Under ASC Topic 718, ‘‘Compensation-Stock Compensation’’, the Company is required to measure all employee share-based payments, including grants of employee stock options, using a fair-value-based method and the recording of such expense in the statements of operations.  The Company has adopted ASC Topic 718 (SFAS 123R) and recognizes stock-based compensation expense using the modified prospective method.  As of January 31, 2014 and 2013, the Company has no employee stock options.

N.  Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements.  As of January 31, 2014 and 2013, the Company had foreign exchange translation adjustments of ($17,224) and ($10,094), respectively, which are included in other comprehensive income in the consolidated financial statements.

O. Recent Accounting Pronouncements

During the year ended January 31, 2014 and through June 30, 2014, there were several new accounting pronouncements issued by the FASB. Each of these pronouncements, as applicable, has been or will be adopted by the Company.  Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s financial statements.

P.  Reclassifications

For comparative purposes, certain prior period consolidated financial statements have been reclassified to conform with report classifications of the current year.

3.  Fair Value Measurements and Disclosures

ASC Topic 820, Fair Value Measurement, establishes a framework for measuring fair value. That framework provides a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy under ASC Topic 820 are described as follows:

Level 1

Inputs to the valuation methodology are unadjusted quoted prices for identical assets or liabilities that the Company can access at the measurement date.

Level 2

Inputs to the valuation methodology are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. If the asset or liability has a specified (contractual) term, the Level 2 input must be observable for substantially the full term of the asset or liability.

Level 3

Inputs to the valuation methodology are unobservable inputs for the asset of liability.

The asset or liability’s fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.  Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs.

Following is a description of the valuation methodologies used for the Company’s liabilities measured at fair value.  There have been no changes in the methodologies used at January 31, 2014.

Intangibles from IML acquisition:  Valued at replacement cost.  The replacement cost is determined as the cost of replacing the asset with a modern unit of the near equivalent utility.

The preceding methods described may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. Furthermore, although the Company believes its valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement at the reporting date.  The following tables set forth by level, within the fair value hierarchy, the Company’s assets at fair value as of January 31, 2014.  The Company had no assets as of January 31, 2013.

	Level 1	Level 2	Level 3	Total
Intangibles from acquisition of IML, net of accumulated
amortization	–	–	$19,793,466	$19,793,466
Total assets as of January 31, 2014	–	–	$19,793,466	$19,793,466

F-10

4.

Related Party Transactions

During the years ended January 31, 2014 the Company’s former President and CEO, Robert Lawrence, advanced $0 (2013; $56,685) to the Company and paid expenses of $0 (2013; $0) on behalf of the Company.  The $56,685 owing at January 31, 2013 to Mr. Lawrence was unsecured, non-interest bearing, and due on demand.  On April 25, 2013, Mr. Lawrence assigned his loans payable of $55,145 to Jagpal Holdings Ltd., a non-related party that was secured by the Company under a non-interest bearing demand promissory note due and payable on April 25, 2014.  In addition, Mr. Lawrence was paid $33 and he forgave $1,507, which has been recorded in additional paid-in capital as of January 31, 2014.

On October 21, 2013, Intrinsic Venture Corp. loaned the Company $2,062 that was secured by a non-interest bearing demand promissory note due in 12 months.  Intrinsic Venture Corp. is owned and controlled by J. Scott Munro, the Company’s CFO.

On December 13, 2013, the Company issued 1,000,000 shares of Series A preferred stock, with a fair market value of $180,000 or $0.18 per share, to executive officers and directors and a management consultant pursuant to a Control Shareholder Agreement.

On December 13, 2013, Dr. Dorothy Bray was appointed a director and CEO/President under pursuant to a five-year management agreement with the Company.  Under the agreement, Dr. Bray is compensated $10,000 per month for the first three months (December 2013, January 2014, and February 2014) and $23,333 per month for the nine months thereafter through to the end of the first year of service under the agreement, considered to be November 30, 2014.  Dr. Bray shall also receive 1,000,000 Form S-8 common shares of the Company common stock and 1,000,000 Rule 144 restricted common shares of the Company common stock, followed by payments one year following the signing of the Agreement (considered November 30, 2014) of an identical stock bonus of an additional 1,000,000 Form S-8 common shares of the Company common stock and 1,000,000 Rule 144 restricted common shares of the Company common stock.  The estimated fair value of the initial stock compensation package to Dr. Bray is $4,000,000, based on the closing price of $2.00 per share for the Company’s stock on December 12, 2013.

On December 13, 2013, Chad S. Johnson entered into a five-year management agreement with the Company for acting in the capacities of Chief Operating Officer, General Counsel, Secretary and Director.   Under the agreement, Mr. Johnson is compensated $10,000 per month for the first three months (December 2013, January 2014, and February 2014) and $15,000 per month for the nine months thereafter through to the end of the first year of service under the agreement, considered to be November 30, 2014.  Mr. Johnson shall also receive 1,000,000 Rule 144 restricted common shares of the Company common stock, followed by payment one year following the signing of the agreement (considered November 30, 2014) of an identical stock bonus of an additional 1,000,000 Rule 144 restricted common shares of the Company common stock.  The estimated fair value of the initial stock compensation package to Mr. Johnson is $2,000,000, based on the closing price of $2.00 per share for the Company’s stock on December 12, 2013.

On December 13, 2013, J. Scott Munro entered into a five-year management agreement with the Company for acting in the capacity of Chief Financial Officer (Principal Accounting Officer).  Under the agreement, Mr. Munro is to be paid $10,000 per month for the first three months (December 2013, January 2014, and February 2014) and $23,333 per month for the nine months thereafter through to the end of the first year of service under this Agreement, considered to be November 30, 2014.  Mr. Munro shall also receive 1,000,000 Form S-8 common shares of the Company common stock and 1,000,000 Rule 144 restricted common shares of the Company common stock, followed by payments one year following the signing of the Agreement (considered November 30, 2014) of an identical stock bonus of an additional 1,000,000 Form S-8 common shares of the Company common stock and 1,000,000 Rule 144 restricted common shares of the Company common stock.  The estimated fair value of the initial stock compensation package to Mr. Munro is $4,000,000, based on the closing price of $2.00 per share for the Company’s stock on December 12, 2013.

On December 13, 2013, Raymond Dabney entered into a five-year management agreement with the Company for services as Managing Consultant.   Under the agreement, Mr. Dabney is compensated $10,000 per month for the first three months (December 2013, January 2014, and February 2014) and $23,333 per month for the nine months thereafter through to the end of the first year of service under the agreement, considered to be November 30, 2014.  Mr. Dabney shall also receive 1,000,000 Rule 144 restricted common shares of the Company common stock, followed by payment one year following the signing of the agreement (considered November 30, 2014) of an identical stock bonus of an additional 1,000,000 Rule 144 restricted common shares of the Company common stock.  The estimated fair value of the initial stock compensation package to Mr. Johnson is $2,000,000, based on the closing price of $2.00 per share for the Company’s stock on December 12, 2013.

The aforementioned management agreements are incorporated by reference to this Form 10-K as filed on Form 8-K filed with the SEC on December 20, 2013.

On January 23, 2014, Khadija Benlhassan, PhD entered into a five-year management agreement (the “Agreement”) for acting as Director and Chief Scientific Officer for the Company and undertake the duties and responsibilities of these appointments as of March 1, 2014.  Under the Agreement, Dr. Benlhassan is to receive compensation of $16,667 per month for the first three months (March through May 2014) and $17,778 per month for the nine months thereafter through to the end of her first year of service under the Agreement.  Dr. Benlhassan will earn 2,000,000 Rule 144 restricted common shares of the Company on November 30, 2014 pursuant to the Agreement and May 30, 2014 Addendum Agreement.

During the year ended January 31, 2014, the Company recorded the following related party stock-based compensation:

Related Party	Position	Amount
Dr. Dorothy Bray	CEO/President	$ 4,000,000
J. Scott Munro	CFO	4,000,000
Chad S. Johnson, Esq.	COO and General Counsel	2,000,000
Raymond Dabney	Managing Consultant	2,000,000
		$12,000,000

The above table includes stock-based compensation paid to companies beneficially owned by the related parties.

F-11

5.

Notes Payable

The Company has two non-interest bearing promissory notes due upon demand in 12 months to Jagpal Holdings Ltd.; one for $55,145 dated April 25, 2013 and one for $17,852 dated June 1, 2013.

On October 21, 2013, Intrinsic Venture Corp. loaned the Company $2,062 secured by a non-interest bearing promissory note due on demand in 12 months.  (see Note 4)

6.

Equity

The Company is authorized to issue 290,000,000 shares of common stock with a par value of $0.001 per share.  These shares have full voting rights.  There were 26,503,515 and 5,361,015 shares of common stock issued and outstanding as of January 31, 2014 and 2013, respectively.

The Company is also authorized to issue 1,000,000 shares of Series A preferred stock, with a par value of $0.001 per share.  The shares of Series A preferred stock have 51% of the total vote on all shareholder matters and 66-2/3% of the Series A preferred stockholders may make any affirmative vote to amend, alter or repeal and provision of the Articles of Incorporation or the Bylaws of the Company.  There were 1,000,000 and 0 shares of Series A preferred stock issued and outstanding as of January 31, 2014 and 2013, respectively.

The Company is also authorized to issue 9,000,000 shares of preferred stock.  These shares have full voting rights.  There were 0 and 0 issued and outstanding as of January 31, 2014 and 2013, respectively.

      During the year ended January 31, 2014, the Company issued the following common stock:

On December 13, 2013, the Company acquired Immunoclin Limited, an England and Wales corporation, pursuant to a Take Over Agreement.  In consideration for the acquisition, the Company issued 10,000,000 shares of common stock, with a fair market value of $20,000,000, or $2.00 per share, to Dr. Dorothy Bray in exchange for all issued and outstanding shares in Immunoclin Limited.  An independent valuation firm validated the purchase price for IML to be $20,000,000 consisting of $19,800,000 in intangibles-R&D, 654,992 in goodwill, and ($454,992) in net tangible assets acquired, which was confirmed by a third-party valuator assessment and opinion contracted by the Company’s auditor.  A total of $654,992 in unimpaired goodwill remains at January 31, 2014.

On December 13, 2013, the Company issued 6,000,000 shares of common stock, with a fair market value of $12,000,000 or $2.00 per share, pursuant to management agreements with executive officers, directors, and a management consultant of the Company.

On December 13, 2013, the Company issued 1,000,000 shares of Series A preferred stock, with a fair market value of $180,000 or $0.18 per share, to executive officers and directors and a management consultant pursuant to a Control Shareholder Agreement.

On December 13, 2013, the Company issued 100,000 shares of common stock, with a fair market value of $200,000 or $2.00 per share to the co-inventor of the of the DACTELLIGENCE™ patent to acquire the remaining 50% ownership pursuant to a License and Royalty Agreement dated October 1, 2013 with Immunoclin Limited.

On December 13, 2013, the Company issued 42,500 shares of common stock with a fair market value of $85,000 or $2.00 per share to a consultant for settlement of $85,000 in fees due pursuant to a settlement agreement.

      Stock Options and Warrants:

      The Company has no stock options or warrants outstanding.

F-12

7.

Income Taxes

The Company has $4,544,793 of net operating losses carried forward to offset taxable income in future years that expire commencing in fiscal 2034.  The income tax benefit differs from the amount, computed by applying the US federal income tax rate of 34% to net loss before income taxes.  As at January 31, 2014, the Company had no uncertain tax positions.

	January 31, 2014 $	January 31, 2013 $

Net loss before taxes	(12,980,317)	(68,438)
Statutory rate	34%	34%

Deferred tax assets:
NOL expense (benefit)	(136,850)	(22,454)
Valuation allowance	136,850	22,454

Net deferred tax assets	–	–

The significant components of deferred income tax assets and liabilities at January 31, 2014 and January 31, 2013 are as follows:

	January 31, 2014 $	January 31, 2013 $

Net operating loss carried forward	(4,413,308)	(23,269)

Stock issued for services	4,205,688	–
Depreciation and amortization	70,769	815

Net deferred income tax asset	(136,850)	(22,454)

F-13

8.

Equipment

Accumulated

  Net Book Value

Net Book Value

   Cost

Depreciation

  January 31, 2014

January 31, 2013

Computers

$ 11,327

$ 5,086

$ 6,241

$ 1,262

All equipment is stated at cost.  Maintenance and repairs are charged to expense as incurred and the cost of renewals and betterments are capitalized.  Depreciation is computed using the straight-line method over the 5 year estimated lives of the related computer equipment.

9.

Intangible Assets

January 31, 2014	January 31, 2013

Patents

$    200,000

Research and development

       19,800,000

        –

Less accumulated amortization

    (206,534)

         –

$19,793,466

       $         –

Intangible assets are stated at fair value on the date of purchase less accumulated amortization. Amortization is computed using the straight-line method over the estimated lives of the related assets (13 years for intellectual assets).

On December 13, 2013, the Company acquired the remaining 50% interest in the DACTELLIGENCE™ patent from one of the inventors for consideration of 100,000 shares of common stock with a fair market value of $200,000 or $2.00 per share.

On December 13, 2013, the Company acquired R&D intangibles in the IML acquisition.  An independent valuation firm validated the purchase price for IML to be $20,000,000 consisting of $19,800,000 in intangibles-R&D, 654,992 in goodwill, and ($454,992) in net tangible assets acquired, which was confirmed by a third-party valuator assessment.

The Company will recognize approximately $1,538,462 in intangible amortization expense per year over the next 13 years with intangibles being fully amortized by fiscal 2028.

10.

Commitments and Contingencies

The Company has a 1,668 sq. ft. laboratory facility in located in Paris, France at the Centre de Recherche des Cordeliers (CRC).  The laboratory has operated under a lease with University of Pierre and Marie Currie (UPMC) in Immunoclin Limited since 2001.  The Company is currently under negotiations with UPMC to extend the lease.  Lease commitments are approximately $38 per square foot or $63,000 per year, plus charges of approximately $4,000.  The lease is paid semi-annually on January 1st and June 1st.

The Company’s corporate headquarters is currently on a month-to-month lease with no commitments.

The Company has no other commitments or contingencies.

F-14

11.

Subsequent Events

Appointment of director and officer

On March 1, 2014, Dr. Khadija Benlhassan was appointed director and Chief Scientific Officer pursuant to her management agreement dated January 23, 2014.

Loans

On February 7, 2014, Intrinsic Venture Corp. loaned the Company $10,000 via a third-party payment to the Company’s attorney Dean Law Corp. in trust.

On February 18, 2014, Intrinsic Capital Corp. loaned Immunoclin Limited, the Company’s wholly owned subsidiary, $100,000.

On March 10, 2014, Intrinsic Capital Corp. loaned the Company $15,000 via a third-party payment to the Company’s auditors Sadler, Gibb & Associates, LLC.

On April 7, 2014, Intrinsic Capital Corp. loaned the Company $25,000.

On June 30, 2014, the $240,000 loaned to the Company by Intrinsic Capital Corp. was secured by a non-interest bearing promissory note due upon demand in 12 months.

Intrinsic Venture Corp. and Intrinsic Capital Corp. are owned and controlled by the Company’s CFO, J. Scott Munro.

Agreements and Equity

On March 20, 2014, Prestige Performance Corp. cancelled 92,361 shares of common stock.

On June 18, 2018, a meeting of the Board of Directors with the unanimous consent approved the issuance of 2,000,000 stock options to each management staff of the Company.  Each unregistered stock option is exercisable at a price of $5.60 per share and converted into one common share with expiry five-years from vesting.  On June 30, 2014, the Board of Directors signed the resolution to ratify the issuance of the previously approved unregistered stock options.  Dr. Dorothy Bray, Chad Johnson, Dr. Khadija Benlhassan, J. Scott Munro, and Raymond Dabney each received 2,000,000 stock options at an exercise price of $5.60 (current market) that expire five-years from vesting.  1,000,000 options vest on each of November 1, 2014 and November 1, 2015.  The Black-Scholes fair market value of stock options granted to each management staff was calculated to be $3,161,900 with a total expense of $31,600,000, or $3.16 per option.

Subsequent to the year ended January 31, 2014, the Company entered into the following agreements with scientific advisors:

On April 23, 2014, the Company signed a two-year management consulting agreement with Dr. Marco Kaiser to act as an advisor for molecular biology, genetics, infectious diseases, and DACTELLIGENCE™.  Dr. Kaiser was issued 10,000 rule 144 restricted shares of common stock with a fair market value of $42,500, or $4.25 per share, in addition to performance bonuses for services rendered under the agreement.

On May 1, 2014, the Company signed a two-year management consulting agreement with Railton Frith and his affiliates to act as advisors for DACTELLIGENCE™.  Mr. Frith was issued 10,000 rule 144 restricted shares of common stock with a fair market value of $37,500, or $3.75 per share, in addition to performance bonuses for services rendered under the agreement.

On May 7, 2014, the Company signed a two-year management consulting agreement with Professor Antony Bayer and his affiliates to act as advisors for neurology and aging.  Prof. Bayer was issued 10,000 rule 144 restricted shares of common stock with a fair market value of $37,500, or $3.75 per share, in addition to performance bonuses for services rendered under the agreement.

On May 27, 2014, the Company signed a two-year management consulting agreement with Professor Jean Mariani to act as an advisor for treatments targeting central nervous system diseases and aging.  Prof. Mariani was issued 10,000 rule 144 restricted shares of common stock with a fair market value of $50,000, or $5.00 per share, in addition to performance bonuses for services rendered under the agreement.

On June 4, 2014, the Company signed a two-year management consulting agreement with Professor Iwona Wybrańska and her affiliates to act as advisors for nutrigenomics, metabolomics and functional food.  Prof. Wybrańska was issued 10,000 rule 144 restricted shares of common stock with a fair market value of $56,000, or $5.60 per share, in addition to performance bonuses for services rendered under the agreement.

On June 21, 2014, the Company signed a two-year management consulting agreement with Dr. Gundula Piechotta and her affiliates to act as advisors for infectious diseases and DACTELLIGENCE™.  Dr. Piechotta was issued 10,000 rule 144 restricted shares of common stock with a fair market value of $56,000, or $5.60 per share, in addition to performance bonuses for services rendered under the agreement.

On June 30, 2014, the Company signed a two-year management consulting agreement with Dr. Heinz Ellerbrok and his affiliates to act as advisors for infectious diseases and DACTELLIGENCE™.  Dr. Ellerbrok was issued 10,000 rule 144 restricted shares of common stock with a fair market value of $56,000, or $5.60 per share, in addition to performance bonuses for services rendered under the agreement.

Common shares reconciliation table:

Issued and outstanding as of January 31, 2014             26,503,515

Subsequent event issuances and cancellation                     (32,361)

Unissued and outstanding as of June 30, 2014              26,471,154

In accordance with ASC 855-10 the Company has analyzed its operations subsequent from January 31, 2014 through the date these consolidated financial statements were issued, and has determined there are no other material subsequent events to disclose in these consolidated financial statements.

F-15

ITEM 9.

   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.    CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time years specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of January 31, 2014.  Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f).  The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future years are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of January 31, 2014, using the criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim consolidated financial statements will not be prevented or detected on a timely basis.  In its assessment of the effectiveness of internal control over financial reporting as of January 31, 2014, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

14

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

2.

We did not maintain appropriate cash controls – As of January 31, 2014, the Company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on the Company’s bank accounts.  Alternatively, the effects of poor cash controls were mitigated by the fact that the Company had limited transactions in their bank accounts.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company was not effective in maintaining adequate internal control over financial reporting as of January 31, 2014 based on criteria established in Internal Control—Integrated Framework issued by COSO.

Changes in Internal Control over Financial Reporting

There have been changes in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of January 31, 2014, that occurred during our year end audit that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.  The Company has implemented regular backup protocol for its financial data to ensure integrity and preservation of records.  The Company has also implemented monthly review and analysis of the financial statements by the CEO/President and CFO to assess all transactions that indicate possible material errors or potential misstatement of the Company’s financial reporting.

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

Continuing Remediation Efforts to address deficiencies in Company’s Internal Control over Financial Reporting

The Company will continue to add additional systems and personnel to address the aforementioned deficiencies. In addition, we will establish the following remediation measures:

1.	Our Board of Directors will nominate an audit committee or a financial expert on our Board of Directors in the next fiscal year.

2.	We will appoint additional personnel to assist with the preparation of the Company’s monthly financial reporting, financial analysis, including preparation of the monthly bank reconciliations.

ITEM 9B.

OTHER INFORMATION.

None.

PART III

ITEM 10.

DIRECTORS AND EXECUTIVE OFFICERS.

Identification of Directors and Executive Officers

The following table sets forth the names and ages of our current director(s) and executive officer(s):

Name	Age	Position with the Company	Appointed Since
Dr. Dorothy Bray	58	CEO, President, Director	December 2013
Chad S. Johnson	46	COO, Secretary, Director	November 2013
J. Scott Munro	45	CFO, Treasurer	December 2013
Dr. Khadija Benlhassan	39	CSO, Director	March 2014

The board of directors has no nominating, audit or compensation committee at this time.

Term of Office

Each of our officers is elected by the Company’s Board of Directors to serve until the next annual meeting of Directors or until his or her successors are duly elected and qualified.  Each of our directors is elected by the Company’s Board of Directors and shall hold office until the next annual meeting of stockholders and until his/her successor shall have been duly elected and qualified.

Background and Business Experience

The business experience during the past five years of the person presently listed above as an Officer or Director of the Company is as follows:

On December 13, 2013, Dorothy Bray, PhD was appointed as director and CEO/President under a five-year management agreement.  Dr. Bray is British, a 1978 graduate of one of the oldest universities in the world, the Jagiellonian University in Cracow, Poland. She holds a PhD degree from The University of London, United Kingdom. After her Fellowship at the Polish Academy of Sciences, in 1981 Dr. Bray received a position at the ARC Institute of Animal Physiology, Babraham, Cambridge, in the United Kingdom working in neuropharmacology. In 1985 she received Churchill Fellowship to study medicinal plants in Africa and subsequently continued the research on medicinal plants at the School of Pharmacy and The London School of Hygiene and Tropical Medicine until 1989 when she received the Royal Society grant to study immunology at the Orsay University in Paris, France. She became a Research Fellow at the Royal Free Hospital School of Medicine in London, UK in 1990 and joined pharmaceutical industry in 1993 to work in key developed and emerging markets in infectious diseases and to develop collaborations with academia governmental and non-government organizations worldwide. Since 1993 Dr. Bray served as a Principal Clinical Research Scientist at Antivirals Wellcome Foundation, Senior Medical Strategy Head, International Medical Affairs, Glaxo Wellcome Inc., USA and UK a Senior Clinical Program Head of HIV and Opportunistic Infections for GlaxoSmithKline and also as Global Director of HIV Research for GlaxoSmithKline. Since 2000 she has been participating as a scientific advisor in multiple projects to enhance health systems in emerging economies in Africa and Latin America.  In 2002, she founded IMMUNOCLIN which now has a diverse R&D portfolio and is working on personalized approach to medicine and nutrition to develop novel solutions to manage ageing society. In addition to her industrial activities, between 2004 and 2011, Dr. Bray served as a Member of the Scientific Staff and the Head of Scientific Business Development of The Medical Research Council Clinical Trials Unit in the UK.  She currently holds the honorary Senior Lecturer position at the Royal Free School of Medicine, University of London in London and continues to serve as the European Commission's Scientific Expert.

On December 13, 2013, Mr. Chad S. Johnson, Esq., entered into a five-year management agreement with the Company for acting in the capacities of Chief Operating Officer, General Counsel, Secretary and Director.  Mr. Chad S. Johnson, a native Kansan, is a June 1989 graduate of Harvard with a concentration in economics and a June 1992 graduate of Harvard Law School.  After a federal clerkship, Mr. Johnson worked as a financial institutions mergers, acquisitions and regulatory attorney for Skadden Arps Slate Meagher & Flom LLP from November 1993 through October 2000, and has sound background and experience in corporate, regulatory, advocacy, and non-profit law.  In May 2000, he began full-time with the Gore/Lieberman campaign and subsequent recount effort.  Mr. Johnson served as founder, pro bono general counsel, and/or director for several gay and lesbian civil rights, AIDS, and political organizations during his time at Skadden Arps.  He then served as executive director of the national LGBT democrats’ organization for two years before pursuing various private entrepreneurial ventures while also serving as chief of staff and general counsel for a premier cosmetic surgery center from September 2003 to February 2013, gaining key insight into law and medicine through interaction with patients, physicians, and industry partners.  In June 3010, Mr. Johnson co-founded and joined the board of directors of the non-profit World AIDS Institute and thereafter the Timothy Ray Brown Foundation of the World AIDS Institute.  He has founded or served on the boards of directors for several political action committees (PACs) and issue-advocacy or lobbying organizations in Washington, DC. Currently, Mr. Johnson holds executive positions on the boards of multiple corporations and non-profit organizations.

On December 13, 2013, Mr. James Scott Munro was appointed Chief Financial Officer (Principal Accounting Officer) and Treasurer.  Mr. Munro is Canadian and studied through the Certified General Accountants Association of BC and Thompson River University majoring in Accounting.  Prior to joining the Company from May 1999 to March 2010, Mr. Munro was principal financial officer for Most Home Corp., a U.S. public company in the business of real estate referral and wireless technology.  Mr. Munro has been president and principal of Intrinsic Venture Corp., a private venture capital company, since July 2010.  Intrinsic Venture Corp. provides business and financial consulting services to U.S. public companies, including mergers, acquisitions, and structuring, along with direct investment and financing.

On January 23, 2014, Khadija Benlhassan, PhD entered into a five-year management agreement for acting as Director and Chief Scientific Officer for the Company and undertake the duties and responsibilities of these appointments as of March 1, 2014.   Dr. Benlhassan is French; she holds a Master’s Degree with thesis of “Genetic and Molecular Basis of Normal and Pathologic Immune System”, at University Paris 5 René Descartes, France / Pasteur Institute, Paris and the “cytokine and Immunology of human tumours” Laboratory at Gustave Roussy Institute; Villejuif, France.  Dr. Benlhassan received a PhD degree in Immunology in December 2003 with the highest honours and distinction awarded by the jury from the University Paris 5 René Descartes, France.  During her PhD studies, Dr. Benlhassan carried out a research project involving the evaluation of antiviral drug efficacy and study of immune response enhancement in post-exposure prophylaxis of Human Immunodeficiency Virus (HIV) transmission at the Neurovirology Laboratory, Medical Research Department, French National Nuclear Agency (CEA), France in collaboration with GlaxoSmithKline Laboratories France, the French National Institute of Health and Medical Research (INSERM) in Necker medical faculty and with the Laboratory of viral immunopathology  of Pasteur Institute, Paris, France. In March 2003, Dr. Benlhassan joined Biopharm Centre of Excellence in Drug Discovery as a senior research scientist at GlaxoSmithKline R&D, Stevenage, UK, where she carried out research on the evaluation of molecular adjuvants to enhance the potency of DNA vaccines.  In September 2005, Dr. Benlhassan became a Research Manager, Immunity, at Danone Research, Palaiseau, France, responsible for design and conduct of clinical trials as well as pre-clinical research projects to evidence health benefits and immunity of nutritional interventions.  Within dynamic and highly skilled research teams, widely connected to the top international experts, she was in charge of demonstrating the relationship between probiotics and immunity in humans.  In May 2006, Dr. Benlhassan joined MERCURIA, Paris, France as manager responsible for pre-clinical and clinical research projects in anti-infectives, neurology, cardiovascular diseases and functional food.  In April 2009, she joined ImmunoClin Sarl and took responsibility for the conduct of international clinical research projects in infectious diseases, cancer, Alzheimer’s, diagnostics, innate immunity, cardiovascular diseases and functional food as well as for directing pre-clinical laboratory research in Paris.

Identification of Significant Employees

See Background and Business Experience.

Family Relationship

We currently do not have any officers or directors of our Company who are related to each other.

Involvement in Certain Legal Proceedings

During the past ten years no director or executive officer of the Company has been involved in the following:

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

The Company intends to establish an audit committee of the board of directors, which will consist of independent directors.  The audit committee’s duties will be to recommend to the Company’s board of directors the engagement of an independent registered public accounting firm to audit the Company’s consolidated financial statements and to review the Company’s accounting and auditing principles.  The audit committee will review the scope, timing and fees for the annual audit and the results of audit examinations performed by the internal auditors and independent registered public accounting firm, including their recommendations to improve the system of accounting and internal controls.  The audit committee will at all times be composed exclusively of directors who are, in the opinion of the Company’s board of directors, free from any relationship which would interfere with the exercise of independent judgment as a committee member and who possess an understanding of financial statements and generally accepted accounting principles.

Code of Ethics

We have adopted a Code of Ethics (the “Code”) that applies to our directors, officers and employees, including our Chief Executive Officer and Chief Financial Officer.  A written copy of the Code is available on written request to the Company and was filed with the SEC on May 17, 2011, as part of the Company’s Registration Statement on Form S-1.

Section 16(a) Beneficial Ownership Reporting Compliance

The Company filed a Form 8-A12G on June 15, 2012.  Therefore, we have a class of shares registered pursuant to Section 12(g) where ownership forms are required.  All directors, officers and 10% shareholders are filing the necessary Form ID form to obtain EDGAR codes to file required forms.

ITEM 11.       EXECUTIVE COMPENSATION

The following table sets forth the compensation paid to our executive officers during the years ended January 31, 2014 and January 31, 2013:

 Summary Compensation Table(1)

Name and Principal Position	Fiscal Year Ended	Salary $	Other $	Stock Awards $	Total $
Dr. Dorothy Bray President, CEO, Chairman and Director	1/31/2014	20,000	1,000	4,000,000	4,021,000
	1/31/2013	–	–	–	–
Dr. Khadija Benlhassan CSO and Director	1/31/2014 1/31/2013	– –	1,000 –	– –	1,000 –
Chad S. Johnson	1/31/2014	20,000	1,000	2,000,000	2,021,000
COO, General Counsel, Secretary	1/31/2013	–	–	–	–
J. Scott Munro	1/31/2014	20,000	–	4,000,000	4,020,000
CFO	1/31/2013	–	–	–	–
Raymond Dabney	1/31/2014	20,000	1,000	2,000,000	2,021,000
Managing Consultant	1/31/2013	–	–	–	–

(1) The table includes compensation through beneficially owned entities.

Narrative Disclosure to Summary Compensation Table

There are management agreements with all executive officers.  There are no provisions that would result in payments to such person because of his or her resignation, retirement or other termination of management agreement with the Company, or its subsidiaries, any change in control, or a change in the person’s responsibilities following a change in control of the Company.

Outstanding Equity Awards at Fiscal Year-End

All executive officers had pending stock to be issued pursuant to December 13, 2013 management agreements.  All stock was deemed issued and outstanding at the year ended January 31, 2014.  There were no other equity awards, or holds exercisable or unexercisable options, as of the year ended January 31, 2014.

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

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Management

The following table sets forth certain information concerning the number of shares of our Common Stock owned beneficially as of January 31, 2014, by: (i) our directors; (ii) our named executive officer; and (iii) each person or group known by us to beneficially own more than 5% of our outstanding shares of common stock.  Unless otherwise indicated, the shareholders listed below possess sole voting and investment power with respect to the shares they own.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership(1) (#)	Percent of Class(2) (%)

Dorothy Bray, PhD(3) Tanglewood, North Dean, High Wycombe, United Kingdom	Common	12,000,000	45.3%
Raymond Dabney(4) 900 – 555 Burrard St. Vancouver, BC V7X 1M8		11,000,000	41.5%
Chad S. Johnson(5) 1754 Willard Street, NW #3 Washington, DC 20009	Common	1,000,000	3.8%
J. Scott Munro(6) 1060 – 1055 Hastings St. W. Vancouver, BC V6E 2E9	Common	2,000,000	7.5%
All Officers and Directors as a Group (3 Persons)	Common	15,000,000	56.6%

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

2.	Based on 26,503,515 issued and outstanding shares of Common Stock as of January 31, 2014.
3.	Dorothy Bray, PhD is the Company’s President, CEO, Chairman and Director. Dr. Bray’s beneficial ownership includes 10,000,000 common shares..
4.	Raymond Dabney is Managing Consultant of the Company. Mr. Dabney’s beneficial ownership includes 10,000,000 common shares beneficially held through Castor Management Services, Inc.

5.	Chad S. Johnson, Esq. is the Company’s COO, Secretary, General Counsel, and Director. His beneficial ownership includes 1,000,000 common shares beneficially held through CSJ Group LLC.
6.	J. Scott Munro is the Company’s CFO.

Changes in Control

There are no present arrangements or pledges of the Company’s securities that may result in a change in control of the Company.

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Related Party Transactions

During the years ended January 31, 2014 the Company’s former President and CEO, Robert Lawrence, advanced $0 (2013; $56,685) to the Company and paid expenses of $0 (2013; $0) on behalf of the Company.  The $56,685 owing at January 31, 2013 to Mr. Lawrence was unsecured, non-interest bearing, and due on demand.  On April 25, 2013, Mr. Lawrence assigned his loans payable of $55,145 to Jagpal Holdings Ltd., a non-related party that was secured by the Company under a non-interest bearing demand promissory note due and payable on April 25, 2014.  In addition, Mr. Lawrence was paid $33 and he forgave $1,507, which has been recorded in additional paid-in capital as of January 31, 2014.

On October 21, 2013, Intrinsic Venture Corp. loaned the Company $2,062 that was secured by a non-interest bearing demand promissory note due in 12 months.  Intrinsic Venture Corp. is owned and controlled by J. Scott Munro, the Company’s CFO.

On December 13, 2013, the Company issued 1,000,000 shares of Series A preferred stock, with a fair market value of $180,000 or $0.18 per share, to executive officers and directors and a management consultant pursuant to a Control Shareholder Agreement.

On December 13, 2013, Dr. Dorothy Bray was appointed a director and CEO/President under pursuant to a five-year management agreement with the Company.  Under the agreement, Dr. Bray is compensated $10,000 per month for the first three months (December 2013, January 2014, and February 2014) and $23,333 per month for the nine months thereafter through to the end of the first year of service under the agreement, considered to be November 30, 2014.  Dr. Bray shall also receive 1,000,000 Form S-8 common shares of the Company common stock and 1,000,000 Rule 144 restricted common shares of the Company common stock, followed by payments one year following the signing of the Agreement (considered November 30, 2014) of an identical stock bonus of an additional 1,000,000 Form S-8 common shares of the Company common stock and 1,000,000 Rule 144 restricted common shares of the Company common stock.  The fair value of the initial stock compensation package to Dr. Bray is $4,000,000, based on the closing price of $2.00 per share for the Company’s stock on December 12, 2013.

On December 13, 2013, Chad S. Johnson entered into a five-year management agreement with the Company for acting in the capacities of Chief Operating Officer, General Counsel, Secretary and Director.  Under the agreement, Mr. Johnson is compensated $10,000 per month for the first three months (December 2013, January 2014, and February 2014) and $15,000 per month for the nine months thereafter through to the end of the first year of service under the agreement, considered to be November 30, 2014.  Mr. Johnson shall also receive 1,000,000 Rule 144 restricted common shares of the Company common stock, followed by payment one year following the signing of the agreement (considered November 30, 2014) of an identical stock bonus of an additional 1,000,000 Rule 144 restricted common shares of the Company common stock.  The fair value of the initial stock compensation package to Mr. Johnson is $2,000,000, based on the closing price of $2.00 per share for the Company’s stock on December 12, 2013.

On December 13, 2013, J. Scott Munro entered into a five-year management agreement with the Company for acting in the capacity of Chief Financial Officer (Principal Accounting Officer).  Under the agreement, Mr. Munro is to be paid $10,000 per month for the first three months (December 2013, January 2014, and February 2014) and $23,333 per month for the nine months thereafter through to the end of the first year of service under this Agreement, considered to be November 30, 2014.  Mr. Munro shall also receive 1,000,000 Form S-8 common shares of the Company common stock and 1,000,000 Rule 144 restricted common shares of the Company common stock, followed by payments one year following the signing of the Agreement (considered November 30, 2014) of an identical stock bonus of an additional 1,000,000 Form S-8 common shares of the Company common stock and 1,000,000 Rule 144 restricted common shares of the Company common stock.  The fair value of the initial stock compensation package to Mr. Munro is $4,000,000, based on the closing price of $2.00 per share for the Company’s stock on December 12, 2013.

The aforementioned management agreements are incorporated by reference to this Form 10-K as filed on Form 8-K filed with the SEC on December 20, 2013.

On January 23, 2014, Khadija Benlhassan, PhD entered into a five-year management agreement (the “Agreement”) for acting as Director and Chief Scientific Officer for the Company and undertake the duties and responsibilities of these appointments as of March 1, 2014.  Under the Agreement, Dr. Benlhassan is to receive compensation of $16,667 per month for the first three months (March through May 2014) and $17,778 per month for the nine months thereafter through to the end of her first year of service under the Agreement.  Dr. Benlhassan will earn 2,000,000 Rule 144 restricted common shares of the Company on November 30, 2014 pursuant to the Agreement and May 30, 2014 Addendum Agreement.  The fair market value of the stock to be issued with be determined by the closing stock price when earned on November 30, 2014.

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

According to the NASDAQ definition, none of our directors are independent because they are also executive officers of the Company.

Review, Approval or Ratification of Transactions with Related Persons

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES.

	Year Ended January 31, 2014	Year Ended January 31, 2013
Audit fees	$61,248	$10,000
Audit-related fees	$0	$0
Tax fees	$0	$0
All other fees	$6,000	$880
Total	$67,248	$10,880

Audit Fees

During the fiscal year ended January 31, 2014, we incurred approximately $61,248 (2013; $10,000) in fees to our principal independent accountants for professional services rendered in connection with the audit and reviews of our financial statements.

Audit-Related Fees

The aggregate fees billed during the fiscal years ended January 31, 2014 and 2013 for assurance and related services was $0 and $0, respectively, by our principal independent accountants that are reasonably related to the performance of the audit or review of our financial statements (and are not reported under Item 9(e)(1) of Schedule 14A).

Tax Fees

The aggregate fees billed during the fiscal years ended January 31, 2014 and 2013 for professional services rendered by our principal accountant tax compliance, tax advice and tax planning were $0 and $0, respectively.

All Other Fees

The aggregate fees billed during the fiscal years ended January 31, 2014 and 2013 for products and services provided by our principal independent accountants (other than the services reported in Items 9(e)(1) through 9(e)(3) of Schedule 14A) was $6,000 and $880, respectively.

PART IV

ITEM 15.

EXHIBITS.

(a)

Exhibits

Exhibit Number	Description of Exhibit	Filing
10.01	Management agreement between the Company and Dr. Dorothy Bray dated December 13, 2013	(1)
10.02	Management agreement between the Company and Chad S. Johnson dated December 13, 2013	(1)
10.03	Management agreement between the Company and J. Scott Munro dated December 13, 2013	(1)
10.04	Management agreement between the Company and Raymond Dabney dated December 13, 2013	(1)
10.05	Control Shareholder Agreement dated December 13, 2013	(1)
10.06	Management agreement between the Company and Dr. Khadija Benlhassan dated January 23, 2014	(1)
10.07	Promissory Note between the Company and Intrinsic Capital Corp. dated June 20, 2014	Filed herewith.
31.01	Certification of the Chief Executive Officer Pursuant to Rule 13a-14 or 15d-14 of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.
31.02	Certification of the Chief Financial Officer Pursuant to Rule 13a-14 or 15d-14 of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.
32.01	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.
32.02	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.
101.INS*	XBRL Instance Document	Filed herewith.
101.SCH*	XBRL Taxonomy Extension Schema Document	Filed herewith.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document	Filed herewith.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

(1)

Incorporated by reference as filed on Form 8-K with the SEC on December 20, 2013.

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

IMMUNOCLIN CORPORATION

Date: July 2, 2014		/s/Dr. Dorothy Bray
	By:	Dorothy Bray, PhD
	Its:	CEO, President, Principal Executive Officer

Date: July 2, 2014		/s/J. Scott Munro
	By:	J. Scott Munro
	Its:	CFO, Principal Accounting Officer

