Form 10-K/A
period 2014-01-31
Immunoclin Corp
filed 2014-07-07
CIK 1520047

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 2014 which the Registrant previously filed with the Securities and Commission on July 2, 2014 (the “Original Filing”). The Registrant is filing this Amendment to correct an error that the Registrant discovered on the Original Filing. The Report of the Registrant’s Independent Registered Accounting Firm contained in the Original Filing had an incorrect date and has now been corrected.  In addition, the Registrant updated a Subsequent Event footnote regarding the price of certain options issued to the Registrant’s management.

Except as set forth above, the Original Filing has not been amended, updated or otherwise modified.

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

July 1, 2014

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

Intrinsic Venture Corp. and Intrinsic Capital Corp. are owned and controlled by the Company’s CFO, J. Scott Munro.

Agreements and Equity

On March 20, 2014, Prestige Performance Corp. cancelled 92,361 shares of common stock.

On June 18, 2014, a meeting of the Board of Directors with the unanimous consent approved the issuance of 2,000,000 stock options to each for a total of 10,000,000 options to management staff of the Company.  Each unregistered stock option is exercisable at a price of $1.45 per share and converted into one common share with expiry five-years from vesting.  On June 30, 2014, the Board of Directors signed the resolution to ratify the issuance of the previously approved unregistered stock options.  Dr. Dorothy Bray, Chad Johnson, Dr. Khadija Benlhassan, J. Scott Munro, and Raymond Dabney each received 2,000,000 stock options at an exercise price of $1.45 (current market) that expire five-years from vesting.  1,000,000 options vest on each of November 1, 2014 and November 1, 2015.

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

On June 1, 2014, the Company signed a two-year management consulting agreement with Dr. Heinz Ellerbrok and his affiliates to act as advisors for infectious diseases and DACTELLIGENCE™.  Dr. Ellerbrok was issued 10,000 rule 144 restricted shares of common stock with a fair market value of $48,000, or $4.80 per share, in addition to performance bonuses for services rendered under the agreement.

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

PART IV

ITEM 15.

EXHIBITS.

(a)

Exhibits

Exhibit Number	Description of Exhibit	Filing
10.01	Management agreement between the Company and Dr. Dorothy Bray dated December 13, 2013	(1)
10.02	Management agreement between the Company and Chad S. Johnson dated December 13, 2013	(1)
10.03	Management agreement between the Company and J. Scott Munro dated December 13, 2013	(1)
10.04	Management agreement between the Company and Raymond Dabney dated December 13, 2013	(1)
10.05	Control Shareholder Agreement dated December 13, 2013	(1)
10.06	Management agreement between the Company and Dr. Khadija Benlhassan dated January 23, 2014	(1)
10.07	Promissory Note between the Company and Intrinsic Capital Corp. dated June 20, 2014	(2)
31.01	Certification of the Chief Executive Officer Pursuant to Rule 13a-14 or 15d-14 of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.
31.02	Certification of the Chief Financial Officer Pursuant to Rule 13a-14 or 15d-14 of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.
32.01	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.
32.02	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.
101.INS*	XBRL Instance Document	Filed herewith.
101.SCH*	XBRL Taxonomy Extension Schema Document	Filed herewith.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document	Filed herewith.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

(1)

Incorporated by reference as filed on Form 8-K with the SEC on December 20, 2013.

(2)   Incorporated by reference as filed on Form 10-K with the SEC on July 2, 2014.

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

IMMUNOCLIN CORPORATION

Date: July 7, 2014		/s/Dr. Dorothy Bray
	By:	Dorothy Bray, PhD
	Its:	CEO, President, Principal Executive Officer

Date: July 7, 2014		/s/J. Scott Munro
	By:	J. Scott Munro
	Its:	CFO, Principal Accounting Officer

