Form 10-Q
period 2014-04-30
Immunoclin Corp
filed 2014-07-24
CIK 1520047

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: April 30, 2014

☐  TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

For the transition period from _________ to _________

Commission File Number: 000-54738

IMMUNOCLIN CORPORATION

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

Large accelerated filer □           Accelerated filer □

Non-accelerated filer □          Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☑

Number of common shares outstanding at July 23, 2014: 26,481,154

IMMUNOCLIN CORPORATION

FORM 10-Q

For the Period Ended April 30, 2014

2

 PART 1 FINANCIAL INFORMATION.

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

IMMUNOCLIN CORPORATION

IMMUNOCLIN CORPORATION

Consolidated Financial Statements

For the Three Months Ended April 30, 2014

(unaudited)

3

IMMUNOCLIN CORPORATION

Consolidated Balance Sheets

As of April 30, 2014 and January 31, 2014

	April 30, 2014 $ (Unaudited)	January 31, 2014 $ (Audited)

ASSETS

Cash	90,035	51,956
Accounts receivable	22,658	14,309
Other receivable	7,745	7,745
Prepaid expenses	15,000	–
Current Assets	135,438	74,010

Property and equipment, net (Note 7)	10,048	6,241
Intangibles, net (Note 8)	19,408,851	19,793,466
Goodwill	654,992	654,992

Total Assets	20,209,329	20,528,709

LIABILITIES

Current Liabilities
Accounts payable	174,607	177,817
Accrued expenses, primarily management fees	721,811	469,888
Due to related parties (Note 4)	22,822	2,704
Notes payable, related parties (Note 5)	162,062	2,062
Notes payable, stockholders (Note 5)	72,997	72,997
Total Current Liabilities	1,154,299	725,468

Commitments and contingencies – Note 9

STOCKHOLDERS’ EQUITY

Preferred stock, $0.001 par value, 9,000,000 shares authorized,
0 shares issued and outstanding at April 30, 2014 and January 31, 2014	–	–
Series A Preferred stock, $0.001 par value, 1,000,000 shares authorized, 1,000,000 shares issued and outstanding at
April 30, 2014 and January 31, 2014	1,000	1,000
Common Stock, $0.001 par value, 290,000,000 shares authorized,
26,421,154 issued and outstanding April 30, 2014 and 26,503,515 at January 31, 2014	26,421	26,504
Prepaid consulting	(495,119)	(510,329)
Additional paid-in capital	33,206,856	33,164,274
Accumulated deficit	(13,656,328)	(12,862,769)
Cumulative translation adjustments	(27,800)	(15,439)

Total Stockholders’ Equity	19,055,030	19,803,241

Total Liabilities and Stockholders’ Equity	20,209,329	20,528,709

(The accompanying notes are an integral part of these consolidated financial statements)

IMMUNOCLIN CORPORATION

Consolidated Statements of Operations and Comprehensive Income

For the three months ended April 30, 2014 and 2013

	2014 $	2013 $

Revenues	–	–

Operating Expenses
Amortization	384,615	–
Depreciation	650	364
Management and consulting fees	313,042	–
General and administrative	80,544	35,875
Professional fees	9,055	3,210
Research and development	7,959	5,101

Total operating expenses	795,865	44,550

Net Operating Loss	(795,865)	(44,550)

Other income (expenses)
Interest expense, net	–	(5)
Tax credits, research and development	2,306	678
	2,306	673
Net Loss	(793,559)	(43,877)
Other Comprehensive Income
Foreign exchange translation adjustment	(12,362)	4,124
	(12,362)	4,124
Net Comprehensive Loss	(805,921)	(39,753)

Net loss per share – basic and diluted	(0.03)	(0.01)
Weighted average shares outstanding – basic and diluted	26,412,053	8,282,363

(The accompanying notes are an integral part of these consolidated financial statements)

IMMUNOCLIN CORPORATION

Consolidated Statements of Cash Flows

For the Three Months Ended April 30, 2014 and 2013

	2014 $	2013 $

Operating Activities
Net loss for the period	(793,559)	(43,877)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	384,615	–
Depreciation	650	364
Amortization of prepaid consulting	57,710	–
Foreign exchange translation	(12,362)	4,124
Changes in operating assets and liabilities:
Accounts receivable	(8,349)	20,285
Accounts payable	16,790	(2,322)
Accrued expenses, primarily management fees	251,923	(6,177)
Net Cash Provided by (Used In) Operating Activities	(102,582)	(27,603)

Investing Activities
Purchase of property and equipment	(4,457)	–
Net Cash Used in Investing Activities	(4,457)	–

Financing Activities
Proceeds from related party loans	20,118	–
Proceeds from notes payable, related party	125,000	21,034
Net Cash Provided by Financing Activities	145,118	21,034
Change in Cash	38,079	(6,569)
Cash – Beginning of Period	51,956	167,146
Cash – End of Period	90,035	160,577

Supplemental Disclosures
Notes payable from legal trust deposit by 3rd party	20,000	–
Notes payable from prepaid expenses paid by related party	15,000	–
Cancellation of common stock	93	–
Common stock issued for prepaid services	42,500	700,000

Interest paid	–	–
Income tax paid	–	–

(The accompanying notes are an integral part of these consolidated financial statements)

IMMUNOCLIN CORPORATION

Consolidated Statements of Stockholders’ Equity (Deficit)

	Preferred Stock		Common Stock				Cumulative
	Shares	Par Value	Shares	Par Value	Additional Paid-In Capital	Prepaid Consulting	Translation Adjustments	Deficit	Total
	#	$	#	$	$	$	$	$	$

Balance – January 31, 2013	–	–	5,361,015	5,361	72,094	–	1,785	(389,628)	(310,388)

Preferred stock issued for services	1,000,000	1,000	–	–	179,000	–	–	–	180,000
Common stock issued for acquisition	–	–	10,000,000	10,000	19,990,000	–	–	–	20,000,000
Common stock issued for services	–	–	6,000,000	6,000	11,994,000	–	–	–	12,000,000
Common stock issued for prepaid services	–	–	10,000,000	10,000	690,000	(700,000)	–	–	–
Common stock issued to acquire patent	–	–	100,000	100	199,900	–	–	–	200,000
Common stock issued to settle liability	–	–	42,500	43	86,464	–	–	–	86,507
Founder shares cancelled	–	–	(5,000,000)	(5,000)	5,000	–	–	–	–
Amortization of prepaid consulting	–	–	–	–	–	189,671	–	–	189,671
Adjustments to reconcile additional paid-in capital and retained earnings from IML acquisition	–	–	–	–	(52,184)			507,176	454,992
Foreign exchange translation adjustment							(17,224)		(17,224)
Net loss for the year	–	–	–	–	–	–	–	(12,980,317)	(12,980,317)
Balance – January 31, 2014	1,000,000	1,000	26,503,515	26,504	33,164,274	(510,329)	(15,439)	(12,862,769)	19,803,241

Common stock issued for services	–	–	10,000	10	42,490	(42,500)	–	–	–
Cancellation of common stock	–	–	(92,361)	(93)	92	–	1	–	–
Amortization of prepaid consulting	–	–	–	–	–	57,710	–	–	57,710
Foreign exchange translation adjustment							(12,362)		(12,362)
Net loss for the period	–	–	–	–	–	–	–	(793,559)	(793,559)
Balance – April 30, 2014	1,000,000	1,000	26,421,154	26,421	33,206,856	(495,119)	(27,800)	(13,656,328)	19,055,030

 (The accompanying notes are an integral part of these consolidated financial statements)

IMMUNOCLIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Going Concern

These consolidated financial statements have been prepared on a going concern basis, which assumes that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As of April 30, 2014, the Company has minimal revenues, and has a working capital deficit of $1,018,656 and an accumulated deficit of $13,656,328. The continuation of the Company as a going concern is dependent upon the continued financial support from its management, and its ability to identify future investment opportunities and obtain the necessary debt or equity financing, and generating profitable operations from the Company’s future operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.  These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.

Summary of Significant Accounting Policies

A.

Basis of Presentation

The consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) and are expressed in U.S. dollars.

Interim Financial Reporting

While the information presented in the accompanying interim financial statements is unaudited, it includes all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in accordance with generally accepted accounting principles in the United States of America ("GAAP").  These interim financial statements follow the same accounting policies and methods of application as used in the January 31, 2014 audited financial statements of Immunoclin Corporation (the “Company”).  All adjustments are of a normal, recurring nature. Interim financial statements and the notes thereto do not contain all of the disclosures normally found in year-end audited financial statements and these Notes to Financial Statements are abbreviated and contain only certain disclosures related to the three month periods ended April 30, 2014 and 2013.  It is suggested that these interim financial statements be read in conjunction with the Company’s audited financial statements and related notes for the year ended January 31, 2014 included in our Form 10-K/A, filed with the Securities Exchange Commission on July 7, 2014. Operating results for the three months ended April 30, 2014 are not necessarily indicative of the results that can be expected for the year ending January 31, 2015.

The operating results of Immunoclin Limited (“IML”), acquired on December 13, 2013, were consolidated with the financial statements of the Company for the three months ended April 30, 2014.

The Company changed the presentation of prepaid stock-based compensation from prepaid expense (current asset) to prepaid consulting (equity).

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

C.  Basic and Diluted Net Income (Loss) Per Share

Under ASC 260, "Earnings Per Share" ("EPS"), the Company provides for the calculation of basic and diluted earnings per share.  Basic EPS includes no dilution and is computed by dividing income or loss available to common shareholders by the weighted average number of common shares outstanding for the period.  Diluted EPS reflects the potential dilution of securities that could share in the earnings or losses of the entity.  For the three months ended April 30, 2014 and 2013, basic and diluted loss per share are the same since the calculation of diluted per share amounts would result in an anti-dilutive calculation.

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

F. Prepaid Expense

Prepaid expenses consist of prepaid audit and travel expenses.

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

In accordance with the reporting requirements of ASC Topic 825, Financial Instruments, the Company calculates the fair value of its assets and liabilities which qualify as financial instruments under this standard and includes this additional information in the notes to the consolidated financial statements when the fair value is different than the carrying value of those financial instruments (see Note 3).  The estimated fair value of other current assets and current liabilities approximate their carrying amounts due to the relatively short maturity of these instruments.  None of these instruments are held for trading purposes.

I. Goodwill and Intangible Assets

Under ASC Topic 350 “Intangibles-Goodwill and Other”, goodwill is not amortized to expense, but rather is assessed or tested for impairment at least annually. Impairment write-downs are charged to results of operations in the period in which the impairment is determined. If certain events occur which might indicate goodwill has been impaired, the goodwill is tested for impairment when such events occur. Other acquired intangible assets with finite lives, such as acquired R&D and patents, are required to be amortized over the estimated lives. These intangibles are generally amortized using the straight-line method over estimated useful lives.

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

The Company did not record an impairment loss on goodwill for the three months ended April 30, 2014 and 2013.

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

M.  Stock-Based Compensation

Under ASC Topic 718, ‘‘Compensation-Stock Compensation’’, the Company is required to measure all employee share-based payments, including grants of employee stock options, using a fair-value-based method and the recording of such expense in the statements of operations.  The Company has adopted ASC Topic 718 (SFAS 123R) and recognizes stock-based compensation expense using the modified prospective method.  As of April 30, 2014 and 2013, the Company has no employee stock options.

N.  Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As of April 30, 2014 and 2013, the Company had foreign exchange translation adjustments of $(12,266) respectively, which are included in other comprehensive income in the consolidated financial statements.

O. Recent Accounting Pronouncements

During the three months ended April 30, 2014 and through July 23, 2014, there were several new accounting pronouncements issued by the FASB. Each of these pronouncements, as applicable, has been or will be adopted by the Company.  Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s financial statements.

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

Following is a description of the valuation methodologies used for the Company’s liabilities measured at fair value.  There have been no changes in the methodologies used at April 30, 2014.

Intangibles from IML acquisition:  The Company acquired $19,800,000 in R&D intangibles in the acquisition of IML that are valued at fair market value as determined by an independent valuator.

The preceding methods described may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. Furthermore, although the Company believes its valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement at the reporting date.  The following tables set forth by level, within the fair value hierarchy, the Company’s assets at fair value as of April 30, 2014.

	Level 1	Level 2	Level 3	Total
Intangibles from acquisition of IML, net of accumulated
amortization	–	–	$19,408,742	$19,408,742

F-8

4.

Related Party Transactions

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

On April 7, 2014, Intrinsic Capital Corp. loaned the Company $25,000.

On April 30, 2014, Intrinsic Venture Corp. loan the Company $10,000 via a third-party payment to the Company’s attorney Dean Law Corp. in trust.

Intrinsic Venture Corp. and Intrinsic Capital Corp. are owned and controlled by the Company’s CFO, J. Scott Munro.

During the three months ended April 30, 2014, the Company recorded the following related party management fees and stock-based compensation (“SBC”):

Related Party	Position	Fees	SBC
Dr. Dorothy Bray	CEO/President	$ 57,666	$ –
J. Scott Munro	CFO	56,666	–
Chad S. Johnson, Esq.	COO and General Counsel	41,000	–
Khadija Benlhassan	CSO	36,334	–
Raymond Dabney	Managing Consultant	57,666	56,895
		$249,332	$249,332

The above table includes management fees and stock-based compensation paid to/earned by companies beneficially owned by the related parties.

F-9

5.

Notes Payable

The Company has $72,997 (2014; $72,997) in non-interest bearing, unsecured, promissory notes due upon demand in 12 months to Jagpal Holdings Ltd.  A note for $55,145 was due and payable on April 25, 2014 and a note for $17,852 is due and payable on June 1, 2014.  The Company is currently negotiating with the note holder to extend the notes.

The Company has $140,000 (2014: $0) in non-interest bearing, unsecured, promissory notes due on June 20, 2015 to Intrinsic Capital Corp. and $22,062 (2014: $2,062) in non-interest bearing, unsecured, promissory notes with $2,062 due on October 21, 2014 and $20,000 due on April 30, 2015 to Intrinsic Venture Corp.  Both companies are owned and controlled by the Company’s CFO J. Scott Munro. (see Note 4)

6.

Equity

The Company is authorized to issue 290,000,000 shares of common stock with a par value of $0.001 per share.  These shares have full voting rights.  There were 26,421,154 and 26,503,515 shares of common stock issued and outstanding as of April 30, 2014 and January 31, 2014, respectively.

The Company is also authorized to issue 1,000,000 shares of Series A preferred stock, with a par value of $0.001 per share.  The shares of Series A preferred stock have 51% of the total vote on all shareholder matters and 66-2/3% of the Series A preferred stockholders may make any affirmative vote to amend, alter or repeal and provision of the Articles of Incorporation or the Bylaws of the Company.  There were 1,000,000 shares of Series A preferred stock issued and outstanding as of April 30, 2014 and January 31, 2014.

The Company is also authorized to issue 9,000,000 shares of preferred stock.  These shares have full voting rights.  There were 0 and 0 issued and outstanding as of April 30, 2014 and January 31, 2014, respectively.

On March 20, 2014, Prestige Performance Corp. cancelled 92,361 shares of common stock.  The Company recorded $92 as additional paid-in capital, $1 to translation adjustments, and ($93) to common stock for the cancellation.

During the three months ended April 30, 2014, the Company issued the following common stock:

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

Stock Options and Warrants:

The Company has no stock options or warrants outstanding.

7.

Equipment

		Accumulated	Net Book Value	Net Book Value
	Cost	Depreciation	April 30, 2014	January 31, 2014
Computers	$ 15,927	$ 5,879	$ 10,048	$ 6,241

All equipment is stated at cost.  Maintenance and repairs are charged to expense as incurred and the cost of renewals and betterments are capitalized.  Depreciation is computed using the straight-line method over the 5 year estimated lives of the related computer equipment.

8.

Intangible Assets

	April 30, 2014	January 31, 2014
Patents	$ 200,000	200,000
Research and development	19,800,000	19,800,000
Less accumulated amortization	(591,258)	(206,534)
	$19,408,742	19,793.466

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

F-10

9.

Commitments and Contingencies

The Company has a 1,668 sq. ft. laboratory facility located in Paris, France at the Centre de Recherche des Cordeliers (CRC).  The laboratory has operated under a lease with University of Pierre and Marie Currie (UPMC) in Immunoclin Limited since 2001. Lease commitments are approximately $38 per square foot or $63,000 per year, plus charges of approximately $4,000.  The lease is paid semi-annually on January 1st and June 1st.  The Company is currently under negotiations with UPMC to extend the lease, which is set to expire on December 31, 2015.

The Company’s corporate headquarters is currently on a month-to-month lease of $250 with no other commitments. (See Note 10)

The Company has no other commitments or contingencies.

10.

Subsequent Events

The following loans were made to the Company subsequent to the three months ended April 30, 2014:

Intrinsic Venture Corp.

May 16, 2014

$  14,500

Intrinsic Capital Corp.

June 3, 2014

$100,000

June 5, 2014

      7,500

June 30, 2014

    46,248

 $153,748

Intrinsic Venture Corp. and Intrinsic Capital Corp. are owned and controlled by the Company’s CFO, J. Scott Munro.

On June 30, 2014, $240,000 of the loans made to the Company by Intrinsic Capital Corp. were secured by a non-interest bearing promissory note due upon demand in 12 months.  (see Note 4)

On July 2, 2014, the Company dismissed Sadler, Gibb & Associates, LLC. as its certifying accountant.  On July 3, 2014, the Company engaged Turner, Stone & Company, LLP as its new certifying accountant.  These changes were announced on Form 8-K filed with the SEC on July 7, 2014 file no 000-54738.

Agreements and Equity

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

Subsequent to the three months ended April 30, 2014, the Company entered into the following agreements with scientific advisors:

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

The Company entered into a 2-year lease, with a 2-year renewal option, for a new corporate office in Washington, DC that will commence on August 1, 2014.  Commitments under the lease are $2,900 per month, plus shared costs.

Common shares reconciliation table:

Issued and outstanding as of April 30, 2014             26,421,154

Subsequent event issuances                                         60,000

Issued and outstanding as of July 23, 2014              26,481,154

F-11

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

We have a laboratory in Paris, France at the Centre de Recherche des Cordeliers (CRC), corporate headquarters in Beverly Hills, California.

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

Employees/Consultants

As of the date of this filing, the Company has 4 executive officers, and 1 managing consultant, for a total of 5 staff under management contracts.  The Company has 7 consultants under scientific advisor contracts.  The Company plans to hire additional laboratory and support staff during fiscal 2015.

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

CONSOLIDATED RESULTS OF OPERATIONS

Working Capital

	April 30, 2014 $	January 31, 2014 $
Current Assets	135,438	74,010
Current Liabilities	1,154,299	725,468
Working Capital Deficit	(1,018,861)	(651,458)

Cash Flows

	Three Months Ended	Three Months Ended
	April 30, 2014 $	April 30, 2013 $
Cash Flows used in Operating Activities	(137,582)	(27,603)
Cash Flows from Investing Activities	(4,457)	─
Cash Flows from Financing Activities	180,118	21,034
Net increase (decrease) in Cash During Year	38,079	(6,569)

Operating Revenues

We generated no revenues for the three months ended April 30, 2014 and 2013.

For the Three Months Ended April 30, 2014 (“2014”) as Compared to Three Months Ended April 30, 2013 (“2013”):

For 2014 and 2013, the Company earned $0 revenues.  The reduced revenues are the result of the Company stopping contracted clinical services for 3rd parties in order to focus on internal research and development of its own patents and products.

For 2014, the Company incurred $795,865 of operating expenses compared to $44,550 for 2013.  This increase is due to the following major changes in operating expenses:

(i)

Amortization increased to $384,615 in 2014 from $0 in 2013.  This increase is the result of amortization on R&D and patent intangibles acquired with Immunoclin Limited on December 13, 2013 for 2014.  There were no intangibles to amortize in 2013.

(ii)

Management and consulting fees increased to $313,042 for 2014 compared to $0 for 2013, which was the result management and consulting contracts entered at the end of fiscal 2014 and relating stock-based compensation and management fees.  $57,710 was non-cash stock-based compensation.

(iii)

General and administrative expenses increased from $35,875 in 2013 to $80,544, representing an increase of $44,669 or 124.5%, in 2014.  This increase was due to increased operating activity and related G&A expenses in 2014 as compared to 2013.

(iv)

Research and development expenses increased to $7,959 in 2014 as compared to $5,101 for 2013, representing an increase of $2,858 of 56.0%.  This increase was due to increased laboratory and clinical work and related expenses on development of patents and products in 2014 as compared to 2013.

For the three months ended April 30, 2014 and 2013, the Company had a loss per share of $0.03 and $0.01, respectively.

LIQUIDITY AND CAPITAL RESOURCES

As at April 30, 2014, the Company had cash of $90,035 and total assets of $20,209,329 compared with $51,956 in cash and $20,528,709 in total assets at January 31, 2014. The decrease in assets resulted from amortization of intangible assets and decrease in cash used in operating activities.

Cash flows from Operating Activities

We used net cash of $137,582 in operating activities for the three months ended April 30, 2014 compared to using net cash of $27,603 in operating activities for the same period in 2013.

Cash flows from Investing Activities

We used $4,457 in investing activities for the three months ended April 30, 2014 compared to using net cash of $0 in investing activities for the same period in 2013.

Cash flows from Financing Activities

The Company had net cash of $180,118 provided by financing activities for the three months ended April 30, 2014 compared to $21,034 in financing activities for the same period in 2013.

Liquidity and Capital Resources

As of April 30, 2014, we had cash and cash equivalents of $90,035 and working capital of ($1,018,861).  As of April 30, 2014 our accumulated deficit was $13,656,328.

Inflation

The amounts presented in the financial statements do not provide for the effect of inflation on our operations or financial position.  The net operating losses shown would be greater than reported if the effects of inflation were reflected either by charging operations with amounts that represent replacement costs or by using other inflation adjustments.

Off-Balance Sheet Arrangements

As of April 30, 2014, we had no off-balance sheet transactions that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of April 30, 2014, due to the material weaknesses resulting from the Board of Directors not currently having any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K, and controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements.

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

IMMUNOCLIN CORPORATION
Date: July 24, 2014	By:	Dr. Dorothy Bray
Dr. Dorothy Bray
President, Chief Executive
Officer and Director

Date: July 24, 2014	By:	J. Scott Munro
J. Scott Munro
Chief Financial Officer

