Form 10-Q
period 2014-07-31
Immunoclin Corp
filed 2014-09-29
CIK 1520047

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: July 31, 2014

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ To ______________________

Commission file number 000-54738

IMMUNOCLIN CORPORATION

(Name of Small Business Issuer in its charter)

Nevada	32-0337695
(state or other jurisdiction of incorporation or organization)	(I.R.S. Employer I.D. No.)

1800 Wyoming Avenue NW 3rd Floor Washington, DC	20009
(Address of principal executive offices)	(Zip Code)

1-888-267-1175

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was require to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☑   No □

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes   ☑   No □

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer □      Accelerated filer □

Non-accelerated filer □     Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  □     No ☑

Number of common shares outstanding at September 26, 2014: 27,781,154

IMMUNOCLIN CORPORATION

FORM 10-Q

For the Period Ended July 31, 2014

2

 PART 1 FINANCIAL INFORMATION.

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

IMMUNOCLIN CORPORATION

IMMUNOCLIN CORPORATION

Consolidated Financial Statements

For the Six Months Ended July 31, 2014

(unaudited)

3

IMMUNOCLIN CORPORATION

Consolidated Balance Sheets

As of July 31, 2014 and January 31, 2014

	July 31, 2014 $ (Unaudited)	January 31, 2014 $ (Audited)

ASSETS

Cash	95,732	51,956
Accounts receivable	14,691	14,309
Other receivable	7,953	7,745
Prepaid expenses	15,537	–
Current Assets	133,913	74,010

Deposits	5,900	–
Property and equipment, net (Note 7)	10,181	6,241
Intangibles, net (Note 8)	19,016,543	19,793,466
Goodwill	654,992	654,992

Total Assets	19,821,529	20,528,709

LIABILITIES

Current Liabilities
Accounts payable	277,288	177,817
Accrued expenses, primarily management fees	992,752	469,888
Due to related parties (Note 4)	112,896	2,704
Notes payable, related parties (Note 5)	319,562	2,062
Notes payable, stockholders (Note 5)	72,997	72,997
Total Current Liabilities	1,775,495	725,468

Commitments and contingencies – Note 9

STOCKHOLDERS’ EQUITY

Preferred stock, $0.001 par value, 9,000,000 shares authorized,
0 shares issued and outstanding at July 31, 2014 and January 31, 2014	–	–
Series A Preferred stock, $0.001 par value, 1,000,000 shares authorized, 1,000,000 shares issued and outstanding at
July 31, 2014 and January 31, 2014	1,000	1,000
Common Stock, $0.001 par value, 290,000,000 shares authorized,
26,481,154 issued and outstanding July 31, 2014 and 26,503,515 at January 31, 2014	26,481	26,504
Prepaid consulting	(680,032)	(510,329)
Additional paid-in capital	33,491,796	33,164,274
Accumulated deficit	(14,655,350)	(12,862,769)
Cumulative translation adjustments	(137,861)	(15,439)

Total Stockholders’ Equity	18,046,034	19,803,241

Total Liabilities and Stockholders’ Equity	19,821,529	20,528,709

(The accompanying notes are an integral part of these consolidated financial statements)

IMMUNOCLIN CORPORATION

Consolidated Statements of Operations and Comprehensive Income

For the three and six months ended July 31, 2014 and 2013

	Three Months Ended July 31, 2014 $	Three Months Ended July 31, 2013 $	Six Months Ended July 31, 2014 $	Six Months Ended July 31, 2013 $

Revenues	–	–	–	–

Operating Expenses
Amortization	392,308	–	776,923	–
Depreciation	925	365	1,575	729
Management and consulting fees	373,085	171,910	686,127	171,910
General and administrative	114,606	12,859	195,150	48,734
Professional fees	91,293	12,193	100,348	15,403
Research and development	24,499	20,225	32,458	25,326

Total operating expenses	996,716	217,552	1,792,581	262,102

Net Operating Loss	(996,716)	(217,552)	(1,792,581)	(262,102)

Other income (expenses)
Interest expense, net	–	–	–	–
	–	–	–	–
Net Loss	(996,716)	(217,552)	(1,792,581)	(262,102)
Other Comprehensive Income
Foreign exchange translation adjustment	(110,060)	38,279	(122,422)	42,403
	(110,060)	38,279	(122,422)	42,403
Net Comprehensive Loss	(1,106,776)	(179,273)	(1,915,003)	(219,699)

Net loss per share – basic and diluted	(0.04)	(0.01)	(0.07)	0.00
Weighted average shares outstanding – basic and diluted	26,432,058	15,722,030	26,438,999	6,880,352

(The accompanying notes are an integral part of these consolidated financial statements)

IMMUNOCLIN CORPORATION

Consolidated Statements of Cash Flows

For the Six Months Ended July 31, 2014 and 2013

	2014 $	2013 $

Operating Activities
Net loss for the period	(1,792,581)	(262,102)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	776,923	–
Depreciation	1,575	729
Amortization of prepaid consulting	157,796	173,416
Foreign exchange translation	(122,422)	42,403
Changes in operating assets and liabilities:
Accounts receivable	(590)	12,140
Deposits	(5,900)	(4)
Prepaid expenses	(15,537)	–
Accounts payable	99,471	(45,325)
Accrued expenses, primarily management fees	522,864	(15,482)
Net Cash Provided by (Used In) Operating Activities	(378,401)	(94,225)

Investing Activities
Purchase of property and equipment	(5,515)	(903)
Net Cash Used in Investing Activities	(5,515)	(903)

Financing Activities
Proceeds from related party loans	110,192	–
Proceeds from notes payable, related party	317,500	20,549
Net Cash Provided by Financing Activities	427,692	20,549
Change in Cash	43,776	(74,579)
Cash – Beginning of Period	51,956	167,146
Cash – End of Period	95,732	92,567

Supplemental Disclosures
Notes payable from legal trust deposit by 3rd party	20,000	–
Notes payable from prepaid expenses paid by related party	15,000	–
Notes payable from accounts payable paid by stockholder	–	16,312
Cancellation of common stock	93	–
Common stock issued for prepaid services	327,500	700,000

Interest paid	–	–
Income tax paid	–	–

(The accompanying notes are an integral part of these consolidated financial statements)

IMMUNOCLIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.

Nature of Operations and Continuance of Business

ImmunoClin Corporation (the “Company”), formerly Pharma Investing News, Inc., was incorporated in the State of Nevada on February 8, 2011.

On December 13, 2013, the Company acquired ImmunoClin Limited (“IML”), an England and Wales corporation, through a share for share takeover transaction and IML is now a wholly-owned subsidiary.  The Company changed both its name to ImmunoClin Corporation and its stock symbol to IMCL in conjunction with this acquisition.  The Company works on advanced immunology research and development skill to serve the pharmaceutical, biotechnology and food industries, providing comprehensive, clinical and basic science research expertise at a commercial scale and quality.

Going Concern

These consolidated financial statements have been prepared on a going concern basis, which assumes that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As of July 31, 2014, the Company has minimal revenues, and has a working capital deficit of $1,641,582 and an accumulated deficit of $14,655,350. The continuation of the Company as a going concern is dependent upon the continued financial support from its management, and its ability to identify future investment opportunities and obtain the necessary debt or equity financing, and generating profitable operations from the Company’s future operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.  These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.

Summary of Significant Accounting Policies

A.

Basis of Presentation

The consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) and are expressed in U.S. dollars.

Interim Financial Reporting

While the information presented in the accompanying interim financial statements is unaudited, it includes all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in accordance with generally accepted accounting principles in the United States of America ("GAAP").  These interim financial statements follow the same accounting policies and methods of application as used in the January 31, 2014 audited financial statements of ImmunoClin Corporation (the “Company”).  All adjustments are of a normal, recurring nature. Interim financial statements and the notes thereto do not contain all of the disclosures normally found in year-end audited financial statements and these Notes to Financial Statements are abbreviated and contain only certain disclosures related to the three and six month periods ended July 31, 2014 and 2013.  It is suggested that these interim financial statements be read in conjunction with the Company’s audited financial statements and related notes for the year ended January 31, 2014 included in our Form 10-K/A, filed with the Securities Exchange Commission on July 7, 2014. Operating results for the three and six months ended July 31, 2014 are not necessarily indicative of the results that can be expected for the year ending January 31, 2015.

The operating results of ImmunoClin Limited (“IML”), acquired on December 13, 2013, were consolidated with the financial statements of the Company for the three and six months ended July 31, 2014.

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

C.  Basic and Diluted Net Income (Loss) Per Share

Under ASC 260, "Earnings Per Share" ("EPS"), the Company provides for the calculation of basic and diluted earnings per share.  Basic EPS includes no dilution and is computed by dividing income or loss available to common shareholders by the weighted average number of common shares outstanding for the period.  Diluted EPS reflects the potential dilution of securities that could share in the earnings or losses of the entity.  For the three and six months ended July 31, 2014 and 2013, basic and diluted loss per share are the same since the calculation of diluted per share amounts would result in an anti-dilutive calculation.  The Company had 10,000,000 stock options outstanding at July 31, 2014 with 5,000,000 options vesting on each of November 1, 2014 and November 1, 2015.  There were no stock options outstanding at July 31, 2013.

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

F. Prepaid Expense

Prepaid expenses consist of prepaid legal and office rent expenses.

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

The Company did not record an impairment loss on goodwill for the three months ended July 31, 2014 and 2013.

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

The Company is currently having its accountants prepare and file overdue federal tax returns for the years ended January 31, 2014 and 2013, which should be completed by November 2015.

M.  Stock-Based Compensation

Under ASC Topic 718, ‘‘Compensation-Stock Compensation’’, the Company is required to measure all employee share-based payments, including grants of employee stock options, using a fair-value-based method and the recording of such expense in the statements of operations.  The Company has adopted ASC Topic 718 (SFAS 123R) and recognizes stock-based compensation expense using the modified prospective method.  As of July 31, 2014 and 2013, the Company had no vested stock options outstanding.  Of the 10,000,000 stock options granted on June 18, 2014, 5,000,000 stock options vest on November 1, 2014 and an additional 5,000,000 vest on November 1, 2015.

N.  Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As of July 31, 2014 and 2013, the Company had foreign exchange translation adjustments of $(122,422) and $42,403, respectively, which are included in other comprehensive income in the consolidated financial statements.

O. Recent Accounting Pronouncements

During the three and six months ended July 31, 2014 and through September 26, 2014, there were several new accounting pronouncements issued by the FASB. Each of these pronouncements, as applicable, has been or will be adopted by the Company.  Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s financial statements.

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

4.

Related Party Transactions

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

On July 31, 2014, Intrinsic Venture Corp. loan the Company $10,000 via a third-party payment to the Company’s attorney Dean Law Corp. in trust.

Intrinsic Venture Corp. and Intrinsic Capital Corp. are owned and controlled by the Company’s CFO, J. Scott Munro.

During the six months ended July 31, 2014, the Company recorded the following related party management fees:

Related Party	Position	Fees

Dr. Dorothy Bray	CEO/President	$ 130,665
J. Scott Munro	CFO	126,665
Chad S. Johnson, Esq.	COO and General Counsel	89,000
Khadija Benlhassan	CSO	89,335
Raymond Dabney	Managing Consultant	57,666
		$493,331

The above table includes management fees paid to/earned by companies beneficially owned by the related parties.  Stock options - see Note 6.

F-7

5.

Notes Payable

The Company has $72,997 (2014; $72,997) in non-interest bearing, unsecured, promissory notes due upon demand in 12 months to Jagpal Holdings Ltd.  A note for $55,145 was due and payable on April 25, 2014 and a note for $17,852 is due and payable on June 1, 2014.  The Company is currently negotiating with the note holder to extend the notes.

The Company has $240,000 (2014: $0) in non-interest bearing, unsecured, promissory notes due on June 20, 2015 to Intrinsic Capital Corp. and $22,062 (2014: $2,062) in non-interest bearing, unsecured, promissory notes with $2,062 due on October 21, 2014 and $20,000 due on July 31, 2015 to Intrinsic Venture Corp.  Both companies are owned and controlled by the Company’s CFO J. Scott Munro. (see Note 4)

6.

Equity

The Company is authorized to issue 290,000,000 shares of common stock with a par value of $0.001 per share.  These shares have full voting rights.  There were 26,481,154 and 26,503,515 shares of common stock issued and outstanding as of July 31, 2014 and January 31, 2014, respectively.

The Company is also authorized to issue 1,000,000 shares of Series A preferred stock, with a par value of $0.001 per share.  The shares of Series A preferred stock have 51% of the total vote on all shareholder matters and 66-2/3% of the Series A preferred stockholders may make any affirmative vote to amend, alter or repeal and provision of the Articles of Incorporation or the Bylaws of the Company.  There were 1,000,000 shares of Series A preferred stock issued and outstanding as of July 31, 2014 and January 31, 2014.

The Company is also authorized to issue 9,000,000 shares of preferred stock.  These shares have full voting rights.  There were 0 and 0 issued and outstanding as of July 31, 2014 and January 31, 2014, respectively.

On March 20, 2014, Prestige Performance Corp. cancelled 92,361 shares of common stock.  The Company recorded $92 as additional paid-in capital, $1 to translation adjustments, and ($93) to common stock for the cancellation.

During the six months ended July 31, 2014, the Company issued the following common stock:

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

On May 1, 2014, the Company signed a two-year management consulting agreement with Railton Frith to act as an advisor for DACTELLIGENCE™.  Mr. Frith was issued 10,000 rule 144 restricted shares of common stock with a fair market value of $37,500, or $3.75 per share, in addition to performance bonuses for services rendered under the agreement.

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

Stock Options and Warrants:

On June 18, 2014, a meeting of the Board of Directors with the unanimous consent approved the issuance of 2,000,000 stock options to each management staff of the Company.  Each unregistered stock option is exercisable at a price of $1.45 per share and converted into one common share with expiry five-years from vesting.  On June 30, 2014, the Board of Directors signed the resolution to ratify the issuance of the previously approved unregistered stock options.  Dr. Dorothy Bray, Chad Johnson, Dr. Khadija Benlhassan, J. Scott Munro, and Raymond Dabney each received 2,000,000 stock options at an exercise price of $1.45 (current market) that expire five-years from vesting.  1,000,000 options vest on each of November 1, 2014 and November 1, 2015.  The Black-Scholes calculated fair market value of the stock options is $0.64 per option for a total of $6,407,614.

The Company has no warrants outstanding.

F-8

7.

Equipment

Accumulated

  Net Book Value

Net Book Value

   Cost

Depreciation

  July 31, 2014

January 31, 2014

Computers

$  16,987

$  6,806

 $   10,181

$ 6,241

All equipment is stated at cost.  Maintenance and repairs are charged to expense as incurred and the cost of renewals and betterments are capitalized.  Depreciation is computed using the straight-line method over the 5 year estimated lives of the related computer equipment.

8.

Intangible Assets

July 31, 2014	January 31, 2014

Patents

  $     200,000

$    200,000

Research and development

        19,800,000

       19,800,000

Less accumulated amortization

        (983,457)

    (206,534)

 $19,016,543

    $19,793,466

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

The Company has no other commitments or contingencies.

10.

Subsequent Events

On August 11, 2014, the Company entered into a Debt Settlement Agreement with Jagpal Holdings Inc. to settle $1,300 in debt that originated on April 25, 2013 for 1,300,000 shares of common stock.  The Company recognized a loss on settlement of debt of $3,768,700 for the transaction.

Common shares reconciliation table:

Issued and outstanding as of July 31, 2014…                       26,481,154

Subsequent event issuances…                                              1,300,000

Issued and outstanding as of September 26, 2014…         27,781,154

F-9

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

We have a laboratory in Paris, France at the Centre de Recherche des Cordeliers (CRC), corporate headquarters in Washington, DC.  The Company is opening a new laboratory in London, UK on October 1, 2014.

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

CONSOLIDATED RESULTS OF OPERATIONS

Working Capital

	July 31, 2014 $	January 31, 2014 $
Current Assets	133,913	74,010
Current Liabilities	1,775,495	725,468
Working Capital Deficit	(1,641,582)	(651,458)

Cash Flows

	Six Months Ended	Six Months Ended
	July 31, 2014 $	July 31, 2013 $
Cash Flows used in Operating Activities	(378,401)	(94,225)
Cash Flows from Investing Activities	(5,515)	(903)
Cash Flows from Financing Activities	427,692	20,549
Net increase (decrease) in Cash During Year	43,776	(6,569)

Operating Revenues

We generated no revenues for the three and six months ended July 31, 2014 and 2013.

For the Three Months Ended July 31, 2014 (“2014”) as Compared to Three Months Ended July 31, 2013 (“2013”):

For 2014 and 2013, the Company earned $0 revenues.  The Company is focused on internal research and development of its own patents and products.

For 2014, the Company incurred $996,716 of operating expenses compared to $217,552 for 2013.  This increase is due to the following major changes in operating expenses:

(i)

Amortization increased to $392,308 in 2014 from $0 in 2013.  This increase is the result of amortization on R&D and patent intangibles acquired with ImmunoClin Limited on December 13, 2013 for 2014.  There were no intangibles to amortize in 2013.

(ii)

Management and consulting fees increased to $373,085 for 2014 compared to $171,910 for 2013, which was the result management and consulting contracts entered at the end of fiscal 2014 and relating stock-based compensation and management fees.

(iii)

General and administrative expenses increased from $12,859 in 2013 to $114,606, representing an increase of $101,747 in 2014.  This increase was due to increased operating activity and related G&A expenses in 2014 as compared to 2013.

(iv)

Research and development expenses increased to $24,499 in 2014 as compared to $20,225 for 2013, representing an increase of $4,274 of 21.1%.  This increase was due to increased laboratory and clinical work and related expenses on development of patents and products in 2014 as compared to 2013.

For the three months ended July 31, 2014 and 2013, the Company had a loss per share of $0.04 and $0.01, respectively.

For the Six Months Ended July 31, 2014 (“2014”) as Compared to the Six Months Ended July 31, 2013 (“2013”):

For 2014 and 2013, the Company earned $0 revenues.

For 2014, the Company incurred $1,792,581 of operating expenses compared to $262,102 for 2013.  This increase is due to the following major changes in operating expenses:

(v)

Amortization increased to $776,923 in 2014 from $0 in 2013.  This increase is the result of amortization on R&D and patent intangibles acquired with ImmunoClin Limited on December 13, 2013 for 2014.  There were no intangibles to amortize in 2013.

(vi)

Management and consulting fees increased to $686,127 for 2014 compared to $171,910 for 2013, which was the result management and consulting contracts entered at the end of fiscal 2014 and relating stock-based compensation and management fees.

(vii)

General and administrative expenses increased from $48,734 in 2013 to $195,150, representing an increase of $146,416.  This increase was due to increased operating activity and related G&A expenses in 2014 as compared to 2013.

(viii)

Research and development expenses increased to $32,458 in 2014 as compared to $25,326 for 2013, representing an increase of $7,132.  This increase was due to increased laboratory and clinical work and related expenses on development of patents and products in 2014 as compared to 2013.

For the six months ended July 31, 2014 and 2013, the Company had a loss per share of $0.07 and $0.00, respectively.

LIQUIDITY AND CAPITAL RESOURCES

As at July 31, 2014, the Company had cash of $90,035 and total assets of $20,209,329 compared with $51,956 in cash and $20,528,709 in total assets at January 31, 2014. The decrease in assets resulted from amortization of intangible assets and decrease in cash used in operating activities.

Cash flows from Operating Activities

We used net cash of $378,401 in operating activities for the six months ended July 31, 2014 compared to using net cash of $94,225 in operating activities for the same period in 2013.

Cash flows from Investing Activities

We used $5,515 in investing activities for the six months ended July 31, 2014 compared to using net cash of $903 in investing activities for the same period in 2013.

Cash flows from Financing Activities

The Company had net cash of $95,732 provided by financing activities for the six months ended July 31, 2014 compared to $92,567 in financing activities for the same period in 2013.

Liquidity and Capital Resources

As of July 31, 2014, we had cash and cash equivalents of $95,732 and working capital of ($1,641,582).  As of July 31, 2014 our accumulated deficit was $14,655,350.

Inflation

The amounts presented in the financial statements do not provide for the effect of inflation on our operations or financial position.  The net operating losses shown would be greater than reported if the effects of inflation were reflected either by charging operations with amounts that represent replacement costs or by using other inflation adjustments.

Off-Balance Sheet Arrangements

As of July 31, 2014, we had no off-balance sheet transactions that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of July 31, 2014, due to the material weaknesses resulting from the Board of Directors not currently having any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K, and controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS SECURITIES

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES.

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

Exhibit	Exhibit
Number	Description
10.1	Debt settlement agreement
31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14 or 15d-14 of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14 or 15d-14 of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
EX-101.INS	XBRL Instance Document
EX-101.SCH	XBRL Taxonomy Extension Schema
EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase
EX-101.LAB	XBRL Taxonomy Extension Label Linkbase
EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase
EX-101.DEF	XBRL Taxonomy Extension Definition Linkbase

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned thereunto duly authorized.

IMMUNOCLIN CORPORATION
Date: September 29, 2014	By:	Dr. Dorothy Bray
Dr. Dorothy Bray
President, Chief Executive
Officer and Director

Date: September 29, 2014	By:	J. Scott Munro
J. Scott Munro
Chief Financial Officer

