Form 10-Q
period 2014-10-31
Immunoclin Corp
filed 2014-12-22
CIK 1520047

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: October 31, 2014

□ TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

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

Number of common shares outstanding at December 22, 2014: 28,831,154

IMMUNOCLIN CORPORATION

FORM 10-Q

For the Period Ended October 31, 2014

2

 PART 1 FINANCIAL INFORMATION.

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

IMMUNOCLIN CORPORATION

IMMUNOCLIN CORPORATION

Consolidated Financial Statements

For the Nine months Ended October 31, 2014

(unaudited)

3

IMMUNOCLIN CORPORATION

Consolidated Balance Sheets

As of October 31, 2014 and January 31, 2014

	October 31, 2014 $ (Unaudited)	January 31, 2014 $ (Audited)

ASSETS

Cash	145,712	51,956
Accounts receivable	66,866	14,309
Other receivable	13,824	7,745
Prepaid expenses	18,587	–
Current Assets	244,989	74,010

Deposits	3,000	–
Property and equipment, net (Note 7)	10,139	6,241
Intangibles, net (Note 8)	18,639,621	19,793,466
Goodwill	654,992	654,992
Marketable securities	838,000	–

Total Assets	20,390,741	20,528,709

LIABILITIES

Current Liabilities
Accounts payable	331,458	177,817
Accrued expenses, primarily management fees	1,315,555	469,888
Deferred revenue	745,128	–
Due to related parties (Note 4)	8,433	2,704
Notes payable, related parties (Note 5)	368,110	2,062
Notes payable, stockholders (Note 5)	71,697	72,997
Total Current Liabilities	2,840,381	725,468

Commitments and contingencies – Note 9

STOCKHOLDERS’ EQUITY

Preferred stock, $0.001 par value, 9,000,000 shares authorized,
0 shares issued and outstanding at October 31, 2014 and January 31, 2014	–	–
Series A Preferred stock, $0.001 par value, 1,000,000 shares authorized, 1,000,000 shares issued and outstanding at
October 31, 2014 and January 31, 2014	1,000	1,000
Common Stock, $0.001 par value, 290,000,000 shares authorized,
28,831,154 issued and outstanding October 31, 2014 and 26,503,515 at January 31, 2014	28,831	26,504
Prepaid consulting	(4,538,301)	(510,329)
Additional paid-in capital	42,889,446	33,164,274
Accumulated deficit	(20,772,515)	(12,862,769)
Cumulative translation adjustments	(58,101)	(15,439)

Total Stockholders’ Equity	17,550,360	19,803,241

Total Liabilities and Stockholders’ Equity	20,390,741	20,528,709

(The accompanying notes are an integral part of these consolidated financial statements)

IMMUNOCLIN CORPORATION

Consolidated Statements of Operations and Comprehensive Income (Loss)

For the three and nine months ended October 31, 2014 and 2013

	Three Months Ended October 31, 2014 $	Three Months Ended October 31, 2013 $	Nine months Ended October 31, 2014 $	Nine months Ended October 31, 2013 $

Revenues	5,000	–	5,000	–

Operating Expenses
Amortization	376,922	–	1,153,845	–
Depreciation	875	719	2,450	1,448
Management and consulting fees	658,729	21,544	1,344,856	193,454
General and administrative	110,091	56,052	310,094	104,785
Loss on settlement of liabilities	5,198,700	–	5,198,700	–
Professional fees	12,848	29,378	113,196	44,781
Research and development	–	72,196	27,605	97,522

Total operating expenses	6,358,165	179,889	8,150,746	441,990

Net Operating Loss	(6,353,165)	(179,889)	(8,145,746)	(441,990)

Other income (expenses)
Interest expense, net	–	(81)	–	(81)
R&D tax credits	–	1,709	–	1,709
Unrealized gain on marketable securities	236,000	–	236,000	–
Total Other Income (Expenses)	236,000	1,628	236,000	1,628
Net Loss	(6,117,165)	(178,261)	(7,909,746)	(440,362)
Other Comprehensive Income (Loss)
Foreign exchange translation adjustment	75,230	16,175	(42,662)	(26,228)
Total Other Comprehensive Income (Loss)	75,230	16,175	(42,662)	(26,228)
Net Comprehensive Income (Loss)	(6,041,935)	(162,086)	(7,952,408)	(466,590)

Net loss per share – basic and diluted	(0.22)	(0.02)	(0.30)	(0.07)
Weighted average shares outstanding – basic and diluted	27,896,371	10,361,015	26,930,128	6,278,175

(The accompanying notes are an integral part of these consolidated financial statements)

IMMUNOCLIN CORPORATION

Consolidated Statements of Cash Flows

For the Nine months Ended October 31, 2014 and 2013
	2014 $	2013 $

Operating Activities
Net loss for the period	(7,909,746)	(440,362)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	1,153,845	–
Depreciation	2,450	1,448
Amortization of prepaid consulting	499,528	194,960
Loss on settlement of liabilities	5,198,700	–
Unrealized gain on marketable securities	(236,000)	–
Foreign exchange translation	(42,662)	(26,228)
Changes in operating assets and liabilities:
Accounts receivable	(52,557)	(11,448)
Other receivables	(6,079)	(4,373)
Deposits	(3,000)	–
Prepaid expenses	(18,587)	–
Accounts payable	244,688	37,320
Accrued expenses, primarily management fees	845,667	166,268
Deferred revenue	143,128	–
Net Cash Used In Operating Activities	(180,625)	(82,415)

Investing Activities
Purchase of property and equipment	(6,348)	(1,318)
Net Cash Used in Investing Activities	(6,348)	(1,318)

Financing Activities
Proceeds from related party loans	5,729	–
Proceeds from notes payable, related party	275,000	–
Net Cash Provided by Financing Activities	280,729	–
Change in Cash	93,756	(83,733)
Cash – Beginning of Period	51,956	167,416
Cash – End of Period	145,712	83,683

Supplemental Disclosures
Notes payable from legal trust deposit by 3rd party	22,500	2,062
Notes payable from prepaid expenses paid by related party	15,000	–
Notes payable from accounts payable paid by related party	68,748	–
Notes payable from accounts payable paid by stockholder	–	16,312
Cancellation of common stock	93	–
Common stock issued for prepaid services	4,527,500	700,000
Common stock received for services	602,000	–
Unrealized gain on marketable securities	236,000	–

Interest paid	–	–
Income tax paid	–	–

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

Going Concern

These consolidated financial statements have been prepared on a going concern basis, which assumes that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As of October 31, 2014, the Company has minimal revenues, and has a working capital deficit of $2,595,392 and an accumulated deficit of $20,772,515. The continuation of the Company as a going concern is dependent upon the continued financial support from its management, and its ability to identify future investment opportunities and obtain the necessary debt or equity financing, and generating profitable operations from the Company’s future operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.  These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.

Summary of Significant Accounting Policies

A.

Basis of Presentation

The consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) and are expressed in U.S. dollars.

Interim Financial Reporting

While the information presented in the accompanying interim financial statements is unaudited, it includes all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in accordance with generally accepted accounting principles in the United States of America ("GAAP").  These interim financial statements follow the same accounting policies and methods of application as used in the January 31, 2014 audited financial statements of ImmunoClin Corporation (the “Company”).  All adjustments are of a normal, recurring nature. Interim financial statements and the notes thereto do not contain all of the disclosures normally found in year-end audited financial statements and these Notes to Financial Statements are abbreviated and contain only certain disclosures related to the three and nine month periods ended October 31, 2014 and 2013.  It is suggested that these interim financial statements be read in conjunction with the Company’s audited financial statements and related notes for the year ended January 31, 2014 included in our Form 10-K/A, filed with the Securities Exchange Commission on July 7, 2014. Operating results for the three and nine months ended October 31, 2014 are not necessarily indicative of the results that can be expected for the year ending January 31, 2015.

The operating results of ImmunoClin Limited (“IML”), acquired on December 13, 2013, were consolidated with the financial statements of the Company for the three and nine months ended October 31, 2014.

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

C.  Basic and Diluted Net Income (Loss) Per Share

Under ASC 260, "Earnings Per Share" ("EPS"), the Company provides for the calculation of basic and diluted earnings per share.  Basic EPS includes no dilution and is computed by dividing income or loss available to common shareholders by the weighted average number of common shares outstanding for the period.  Diluted EPS reflects the potential dilution of securities that could share in the earnings or losses of the entity.  For the three and nine months ended October 31, 2014 and 2013, basic and diluted loss per share are the same since the calculation of diluted per share amounts would result in an anti-dilutive calculation.  The Company had 10,000,000 stock options outstanding at October 31, 2014 with 5,000,000 options vesting on each of November 1, 2014 and November 1, 2015.  There were no stock options outstanding at October 31, 2013.

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

The Company did not record an impairment loss on goodwill for the nine months ended October 31, 2014 and 2013.

J. Revenue Recognition

Revenues are recognized at the time clinical and laboratory services are completed and delivered pursuant to percentage of completion and/or milestone payments as per contracts with the Company’s customers.

The Company has $745,128 in deferred revenue at October 31, 2014 related to unearned revenue for upfront payments and marketable securities the Company received pursuant to its Laboratory Services Agreement with Cannabis Science, Inc. entered into on September 28, 2014.

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

The Company acquired a total of $19,800,000 in R&D intangibles that are being amortized over their estimated useful life of 13 years as described in Note 8 of these Consolidated Financial Statements.  All other R&D is expensed as incurred.

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

The Company is currently having the returns prepared and file overdue federal tax returns for the years ended January 31, 2014 and 2013, which should be completed by December 2014.

M.  Stock-Based Compensation

Under ASC Topic 718, ‘‘Compensation-Stock Compensation’’, the Company is required to measure all employee share-based payments, including grants of employee stock options, using a fair-value-based method and the recording of such expense in the statements of operations.  The Company has adopted ASC Topic 718 (SFAS 123R) and recognizes stock-based compensation expense using the modified prospective method.  As of October 31, 2014 and 2013, the Company had no vested stock options outstanding.   Of the 10,000,000 stock options granted on June 18, 2014, 5,000,000 stock options vest on November 1, 2014 and an additional 5,000,000 vest on November 1, 2015.

N.  Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As of October 31, 2014 and 2013, the Company had foreign exchange translation adjustments of ($42,663) and ($26,228), respectively, which are included in other comprehensive income in the consolidated financial statements.

O. Recent Accounting Pronouncements

During the three and nine months ended October 31, 2014 and through December 22, 2014, there were several new accounting pronouncements issued by the FASB. Each of these pronouncements, as applicable, has been or will be adopted by the Company.  Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s financial statements.

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

Related Party Transactions

Loans

On February 7, 2014, Intrinsic Venture Corp. loaned the Company $10,000 via a third-party payment to the Company’s attorney Dean Law Corp. in trust.

On February 18, 2014, Intrinsic Capital Corp. loaned ImmunoClin Limited, the Company’s wholly owned subsidiary, $100,000.

On March 10, 2014, Intrinsic Capital Corp. loaned the Company $15,000 via a third-party payment to the Company’s auditors Sadler, Gibb & Associates, LLC to settle accounts payable.

On April 7, 2014, Intrinsic Capital Corp. loaned the Company $25,000.

On April 30, 2014, Intrinsic Venture Corp. loaned the Company $10,000 via a third-party payment to the Company’s attorney Dean Law Corp. in trust.

On June 3, 2014, Intrinsic Capital Corp. loaned ImmunoClin Limited, the Company’s wholly owned subsidiary, $100,000

On June 5, 2014, Intrinsic Capital Corp. loaned the Company $7,500 via a third-party payment to the Company’s valuator Valuation Research Corporation to settle accounts payable.

On June 30, 2014, $240,000 of the loans made to the Company by Intrinsic Capital Corp. were secured by a non-interest bearing promissory note due upon demand in 12 months.

On July 1, 2014, Intrinsic Capital Corp. loaned the Company $46,248 via a third-party payment to the Company’s former auditor Sadler, Gibb & Associates, LLC.

On July 30, 2014, Intrinsic Venture Corp. loaned the Company $50,000.

On August 29, 2014, Intrinsic Venture Corp. loaned the Company $2,300 via a third-party payment to the Company’s attorney Dean Law Corp. in trust.

Intrinsic Venture Corp. and Intrinsic Capital Corp. are owned and controlled by the Company’s CFO, J. Scott Munro.

During the nine months ended October 31, 2014, the Company recorded the following related party management fees:

Related Party	Position	Fees

Dr. Dorothy Bray	CEO/President	$ 218,997
J. Scott Munro	CFO	209,997
Chad S. Johnson, Esq.	COO and General Counsel	144,000
Khadija Benlhassan	CSO	159,003
Raymond Dabney	Managing Consultant	218,997
		$ 950,994

The above table includes management fees paid to/earned by companies beneficially owned by the related parties.  Stock options - see Note 6.

5.

Notes Payable

The Company has $71,697 (2014; $72,997) in non-interest bearing, unsecured, promissory notes due upon demand in 12 months to Jagpal Holdings Ltd.  A note for $55,145 was due and payable on April 25, 2014 and a note for $17,852 was due and payable on June 1, 2014.  The Company is currently negotiating with the note holder to extend the notes.

On August 11, 2014, the Company entered into Debt Settlement Agreement with Jagpal Holdings Ltd. for the settlement of $1,300 in debt payable under an April 25, 2014 promissory note.  The Company issued 1,300,000 common shares at $0.001 and recorded a loss on settlement of debt of $5,198,700 in relation to the debt settlement.  On August 11, 2014, the Company also entered into a Business Development Service Agreement with Jagpal Holdings Ltd.  Pursuant to the Agreement, the consultant has agreed to provide business development services over a five year term with no further consideration other than the aforementioned $5,198,700 loss on settlement of debt to the Company.

The Company has $240,000 (2014: $0) in non-interest bearing, unsecured, promissory notes due on June 20, 2015 to Intrinsic Capital Corp. and $22,062 (2014: $2,062) in non-interest bearing, unsecured, promissory notes with $2,062 due on October 21, 2014 and $20,000 due on October 31, 2015 to Intrinsic Venture Corp.  Both companies are owned and controlled by the Company’s CFO J. Scott Munro. (see Note 4)

6.

Equity

The Company is authorized to issue 290,000,000 shares of common stock with a par value of $0.001 per share.  These shares have full voting rights.  There were 28,831,154 and 26,503,515 shares of common stock issued and outstanding as of October 31, 2014 and January 31, 2014, respectively.

The Company is also authorized to issue 1,000,000 shares of Series A preferred stock, with a par value of $0.001 per share.  The shares of Series A preferred stock have 51% of the total vote on all shareholder matters and 66-2/3% of the Series A preferred stockholders may make any affirmative vote to amend, alter or repeal and provision of the Articles of Incorporation or the Bylaws of the Company.  There were 1,000,000 shares of Series A preferred stock issued and outstanding as of October 31, 2014 and January 31, 2014.

The Company is also authorized to issue 9,000,000 shares of preferred stock.  These shares have full voting rights.  There were 0 and 0 issued and outstanding as of October 31, 2014 and January 31, 2014, respectively.

On March 20, 2014, Prestige Performance Corp. cancelled 92,361 shares of common stock.  The Company recorded $92 as additional paid-in capital, $1 to translation adjustments, and ($93) to common stock for the cancellation.

During the nine months ended October 31, 2014, the Company issued the following common stock:

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

On August 11, 2014, the Company entered into Debt Settlement Agreement with Jagpal Holdings Ltd. for the settlement of $1,300 in debt payable under an April 25, 2014 promissory note.  The Company issued 1,300,000 common shares at $0.001 and recorded a loss on settlement of debt of $5,198,700 in relation to the debt settlement.  On August 11, 2014, the Company also entered into a Business Development Service Agreement with Jagpal Holdings Ltd.  Pursuant to the Agreement, the consultant has agreed to provide business development services over a five year term with no further consideration other than the aforementioned $5,198,700 loss on settlement of debt to the Company.

On October 16, 2014, the Company entered into a Product Marketing Service Agreement with a consultant to provide nutraceutical product marketing services in exchange for 50,000 S-8 registered free-trading shares of common stock of the Company with a fair market value of $4.00 per share or $200,000.

On October 31, 2014, the Company entered into a Business Development Service Agreement with a consultant to provide business development services for France and Europe in exchange for 1,000,000 Rule 144 restricted shares of common stock of the Company with a fair market value of $4.00 per share or $4,000,000.

Stock Options and Warrants:

On June 18, 2014, a meeting of the Board of Directors with the unanimous consent approved the issuance of 2,000,000 stock options to each management staff of the Company.  Each unregistered stock option is exercisable at a price of $1.45 per share and convertible into one common share with expiry five-years from vesting.  On June 30, 2014, the Board of Directors signed the resolution to ratify the issuance of the previously approved unregistered stock options.  Dr. Dorothy Bray, Chad Johnson, Dr. Khadija Benlhassan, J. Scott Munro, and Raymond Dabney each received 2,000,000 stock options at an exercise price of $1.45 (current market) that expire five-years from vesting.  1,000,000 options vest on each of November 1, 2014 and November 1, 2015.  The Black-Scholes calculated fair market value of the stock options is $0.64 per option for a total of $6,407,614.

The Company has no warrants outstanding.

F-9

7.

Equipment

		Accumulated	Net Book Value	Net Book Value
	Cost	Depreciation	October 31, 2014	January 31, 2014
Computers	$ 17,463	$ 7,324	$ 10,139	$ 6,241

All equipment is stated at cost.  Maintenance and repairs are charged to expense as incurred and the cost of renewals and betterments are capitalized.  Depreciation is computed using the straight-line method over the 5 year estimated lives of the related computer equipment.

8.

Intangible Assets

	October 31, 2014	January 31, 2014
Patents	$ 200,000	200,000
Research and development	19,800,000	19,800,000
Less accumulated amortization	(1,360,379)	(206,534)
	$18,639,621	$19,793,466

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

9.

Commitments and Contingencies

The Company has a 1,668 sq. ft. laboratory facility located in Paris, France at the Centre de Recherche des Cordeliers (CRC).  The laboratory has operated under a lease with University of Pierre and Marie Currie (UPMC) in ImmunoClin Limited since 2001.    Lease commitments are approximately $38 per square foot or $63,000 per year, plus charges of approximately $4,000.  The lease is paid semi-annually on January 1st and June 1st.  The Company is under negotiating to terminate and exit its lease with UPMC and moving all of its laboratory and facilities to London, England.

On October 1, 2014, the Company signed a five (5) year lease with London BioScience Innovation Centre (“LBIC”).  The London facilities consist of a business office and laboratory with possession dates of October 1, 2014 and November 1, 2014, respectively.  Commitments under the lease are approximately $8,100 (£5,065) per month or $97,000 (£60,775), plus costs (subject to change with fluctuations in GBP to USD conversion rates).

The Company entered into a 2-year lease, with a 2-year renewal option, for a new corporate office in Washington, DC that commenced on August 1, 2014.  Commitments under the lease are $2,900 per month, plus shared costs.

The Company has no other commitments or contingencies.

10.

Subsequent Events

On November 24, 2014, Intrinsic Capital Corp, a related party, loaned the Company $15,000 via a third-party wire.

On November 26, 2014, Intrinsic Venture Corp, a related party, loaned the Company $9,125 via a third-party payment to the Company’s attorney Dean Law Corporation.

On November 28, 2014, Intrinsic Capital Corp, a related party, loaned the Company $2,000 via a third-party wire and a $25,000 loan via wire to ImmunoClin Limited, a wholly-owned subsidiary of the Company.

On December 12, 2014, Intrinsic Venture Corp, a related party, loaned the Company $4,200 via a third-party wire.

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

We have a laboratory in Paris, France at the Centre de Recherche des Cordeliers (CRC) and corporate headquarters in Washington, DC.  The Company is currently in the process of relocating to its new laboratory in London, UK that was opened in October 2014.

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

GastroWellBeing™ (GWB™) – an immunological food supplement.

Intellectual Property

The Company has registered patents important to the Company’s business.  From time to time, the Company may become involved in litigation to protect its intellectual property and defend against the alleged use of third-party intellectual property.

Products

ImmunoClin currently has several prototypes, concepts, and formulations for development of products MIRA™, GARD™, PRIMALEUKIN™, DACTELLIGENCE™, and GastroWellBeing™.  However, no products are currently in production.  The Company anticipates completing development of GastroWellBeing™ by Q4 and commencing sales by Q1 of the fiscal year ending January 31, 2016.

Employees/Consultants

As of the date of this filing, the Company has 4 executive officers, and 1 managing consultant, for a total of 5 staff under management contracts.  The Company has 7 consultants under scientific advisor contracts and one administrative assistant.  The Company plans to hire additional laboratory and support staff during fiscal 2015.

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

WHERE YOU CAN GET ADDITIONAL INFORMATION

We file annual, quarterly and current reports, proxy statements and other information with the SEC.  You may read and copy our reports or other filings made with the SEC at the SEC’s Public Reference Room, located at 100 F Street, N.E., Washington, DC 20549.  You can obtain information on the operations of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  You can also access these reports and other filings electronically on the SEC’s web site, www.sec.gov

CONSOLIDATED RESULTS OF OPERATIONS

Working Capital

	October 31, 2014 $	January 31, 2014 $
Current Assets	244,989	74,010
Current Liabilities	2,840,381	725,468
Working Capital Deficit	(2,595,392)	(651,458)

Cash Flows

	Nine months Ended October 31, 2014 $	Nine months Ended October 31, 2013 $
Cash Flows used in Operating Activities	(180,625)	(82,415)
Cash Flows from Investing Activities	(6,348)	(1,318)
Cash Flows from Financing Activities	280,729	─
Net increase (decrease) in Cash During Year	93,756	(83,733)

Operating Revenues

We generated $5,000 in revenues for the three and nine months ended October 31, 2014 and $0 revenues for the three and nine months ended October 31, 2013.  The Company had $745,128 and $0 in deferred revenue at October 31, 2014 and 2013, respectively.

For the Three Months Ended October 31, 2014 (“2014”) as Compared to Three Months Ended October 31, 2013 (“2013”):

For 2014 and 2013, the Company had revenues of $5,000 and $0, respectively.  Revenues are minimal as the Company is primarily focused on internal research and development of its own patents and products.

For 2014, the Company incurred $6,358,165 of operating expenses compared to $179,889 for 2013.  This increase is due to the following major changes in operating expenses:

(i)

Amortization increased to $376,922 in 2014 from $0 in 2013.  This increase is the result of amortization on R&D and patent intangibles acquired with ImmunoClin Limited on December 13, 2013 for 2014.  There were no intangibles to amortize in 2013.

(ii)

Management and consulting fees increased to $658,729 for 2014 compared to $21,544 for 2013, which was the result management and consulting contracts entered at the end of fiscal 2014 and relating stock-based compensation and management fees.

(iii)

General and administrative expenses increased from $56,052 in 2013 to $110,091, representing an increase of $54,039 in 2014.  This increase was due to increased operating activity and related G&A expenses in 2014 as compared to 2013.

(iv)

Loss on settlement of liabilities increased from $0 in 2013 to $5,198,700 for 2014.   This increase is due to settlement of notes payable for stock in 2014.

(v)

Research and development expenses decreased to $0 in 2014 as compared to $72,196 for 2013.  This decrease was due to reduced laboratory and clinical expenditures on supplies and consumables while focusing on service related R&D work that is included in management fees in 2014 as compared to 2013.

For the three months ended October 31, 2014 and 2013, the Company had a loss per share of $0.22 and $0.02, respectively.

For the Nine months Ended October 31, 2014 (“2014”) as Compared to the Nine months Ended October 31, 2013 (“2013”):

For 2014 and 2013, the Company earned $5,000 and $0 revenues, respectively.

For 2014, the Company incurred $8,150,746 of operating expenses compared to $441,990 for 2013.  This increase is due to the following major changes in operating expenses:

(vi)

Amortization increased to $1,153,743 in 2014 from $0 in 2013.  This increase is the result of amortization on R&D and patent intangibles acquired with ImmunoClin Limited on December 13, 2013 for 2014.  There were no intangibles to amortize in 2013.

(vii)

Management and consulting fees increased to $1,344,856 for 2014 compared to $193,454 for 2013, which was the result management and consulting contracts entered at the end of fiscal 2014 and relating stock-based compensation and management fees.

(viii)

General and administrative expenses increased from $104,785 in 2013 to $310,094, representing an increase of $205,309.  This increase was due to increased operating activity and related G&A expenses in 2014 as compared to 2013.

(ix)

Research and development expenses decreased to $27,605 in 2014 as compared to $97,522 for 2013, representing a decrease of $69,917.  This decrease was due to reduced laboratory and clinical expenditures on supplies and consumables while focusing on service related R&D work that is included in management fees in 2014 as compared to 2013.

For the nine months ended October 31, 2014 and 2013, the Company had a loss per share of $0.30 and $0.07, respectively.

LIQUIDITY AND CAPITAL RESOURCES

As at October 31, 2014, the Company had cash of $145,712 and total assets of $20,390,741 compared with $51,956 in cash and $20,528,709 in total assets at January 31, 2014.  The decrease in assets resulted from amortization of intangible assets and decrease in cash used in operating activities, offset by marketable securities of $838,000 at October 31, 2014.

Cash flows from Operating Activities

We used net cash of $180,625 in operating activities for the nine months ended October 31, 2014 compared to using net cash of $82,415 in operating activities for the same period in 2013.

Cash flows from Investing Activities

We used $6,348 in investing activities for the nine months ended October 31, 2014 compared to using net cash of $1,318 in investing activities for the same period in 2013.

Cash flows from Financing Activities

The Company had net cash of $280,729 provided by financing activities for the nine months ended October 31, 2014 compared to $0 in financing activities for the same period in 2013.

Liquidity and Capital Resources

As of October 31, 2014, we had cash and cash equivalents of $145,712 and working capital of ($2,595,392).  As of October 31, 2014 our accumulated deficit was $20,772,515.

Inflation

The amounts presented in the financial statements do not provide for the effect of inflation on our operations or financial position.  The net operating losses shown would be greater than reported if the effects of inflation were reflected either by charging operations with amounts that represent replacement costs or by using other inflation adjustments.

Off-Balance Sheet Arrangements

As of October 31, 2014, we had no off-balance sheet transactions that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of October 31, 2014, due to the material weaknesses resulting from the Board of Directors not currently having any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K, and controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS SECURITIES

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES.

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

Exhibit	Exhibit
Number	Description
10.1	Business Development Service Agreement
10.2	Business Development Service Agreement
10.3	Product Marketing Agreement
31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14 or 15d-14 of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14 or 15d-14 of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
EX-101.INS	XBRL Instance Document
EX-101.SCH	XBRL Taxonomy Extension Schema
EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase
EX-101.LAB	XBRL Taxonomy Extension Label Linkbase
EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase
EX-101.DEF	XBRL Taxonomy Extension Definition Linkbase

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned thereunto duly authorized.

IMMUNOCLIN CORPORATION
Date: December 22, 2014	By:	Dr. Dorothy Bray
Dr. Dorothy Bray
President, Chief Executive
Officer and Director

Date: December 22, 2014	By:	J. Scott Munro
J. Scott Munro
Chief Financial Officer

